Form 10KSB40
period 1998-12-31
CARDIA INC
filed 1999-05-10
CIK 1074459

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         ------------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998, COMMISSION FILE NO. 333-68167

                                  CARDIA, INC.
             (Exact Name of Registrant as specified in its Charter)

             MINNESOTA                                   41-1923885
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                13770 FRONTIER COURT, BURNSVILLE, MINNESOTA 55337
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 997-2100
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

   PURSUANT TO RULE 15d-2 UNDER THE SECURITIES ACT OF 1933, THIS REPORT ONLY
      CONTAINS FINANCIAL STATEMENTS FOR THE YEAR ENDING DECEMBER 31, 1998.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $167,240

The aggregate market value of voting stock held by nonaffiliates of the Issuer on May 1, 1999 was $645,000.

The number of shares outstanding of the Issuer's only class of common stock on May 1, 1999, was 1,000,000.

================================================================================

                                     PART II


ITEM 7 - FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                              3
Balance Sheets as of December 31, 1997 and 1998                                4
Statements of Operations for the years ended December 31, 1997 and 1998        5
Statements of Advances by Parent and Shareholders' Equity                      6
          for the years ended December 31,1997 and 1998
Statements of Cash Flows for the years ended December 31, 1997 and 1998        7
Notes to Financial Statements for the years ended December 31, 1997 and 1998   8


              See accompanying notes to the financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Shareholders of
 Cardia, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of advances by parent and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cardia, Inc. (the Company; formerly the Transcatheter Closures Business of Applied Biometrics, Inc.) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from November 2, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 18, 1999

Balance Sheet


                                                             DECEMBER 31,
                                                        1997            1998
      ASSETS

Current assets:
   Cash and cash equivalents                        $        --     $       500
   Accounts receivable                                       --          92,917
   Inventories                                               --          50,888
   Prepaid expenses and other current assets                 --          11,285
                                                    -----------     -----------
      Total current assets                                   --         155,590

Property and equipment, net                                  --          27,371
Intangible assets                                       100,000          83,332
                                                    -----------     -----------
      Total assets                                  $   100,000     $   266,293
                                                    ===========     ===========

      LIABILITIES AND NET INVESTMENT BY
      APPLIED BIOMETRICS, INC.

Current liabilities:
   Trade accounts payable                           $        --     $    63,651
      Total current liabilities                              --          63,651

Commitments and contingencies

Advances by parent and shareholders' equity:
   Advances from Applied Biometrics, Inc.               557,866       1,496,894
   Accumulated deficit                                 (457,866)     (1,294,252)
                                                    -----------     -----------
      Net investment by Applied Biometrics, Inc.        100,000         202,642
                                                    -----------     -----------
      Total liabilities and net investment by
         Applied Biometrics, Inc.                   $   100,000     $   266,293
                                                    ===========     ===========


              See accompanying notes to the financial statements.

STATEMENT OF OPERATIONS

                                         FOR THE PERIOD FROM
                                          NOVEMBER 2, 1997
                                           (INCEPTION) TO         YEAR ENDED
                                          DECEMBER 31, 1997    DECEMBER 31, 1998

Net sales                                     $      --            $ 167,240
Cost of sales                                        --               33,652
                                              ---------            ---------
      Gross profit                                   --              133,588

Operating expenses:
   Selling, general and administrative           16,409              564,826
   Research and development                          --              405,148
   Acquisition of in-process research
    and development                             441,457                   --
                                              ---------            ---------
                                                457,866              969,974
                                              ---------            ---------
      Net loss                                $(457,866)           $(836,386)
                                              =========            =========


              See accompanying notes to the financial statements.

STATEMENT OF ADVANCES BY PARENT AND SHAREHOLDERS' EQUITY

                                                ADVANCES                             NET INVESTMENT
                                              FROM APPLIED        ACCUMULATED          BY APPLIED
                                            BIOMETRICS, INC.        DEFICIT          BIOMETRICS, INC.
November 2, 1997 (inception)                  $        --         $        --          $        --

Purchase of the Transcatheter Closure
 Product Line                                     557,866                  --              557,866
Net loss                                               --            (457,866)            (457,866)
                                              -----------         -----------          -----------

Balances at December 31, 1997                     557,866            (457,866)             100,000

Advances by Applied Biometrics, Inc.              939,028                  --              939,028
Net loss                                               --            (836,386)            (836,386)
                                              -----------         -----------          -----------

Balances at December 31, 1998                 $ 1,496,894         $(1,294,252)         $   202,642
                                              ===========         ===========          ===========


              See accompanying notes to the financial statements.

STATEMENT OF CASH FLOWS

                                                             FOR THE PERIOD FROM
                                                               NOVEMBER 2, 1997
                                                                (INCEPTION) TO       YEAR ENDED
                                                              DECEMBER 31, 1997  DECEMBER 31, 1998
Cash flows from operating activities:                              $(457,866)         $(836,386)
   Net loss

   Adjustments to reconcile net loss to net cash
    from operating activities:
     Non-cash acquisition of in-process research
       and development                                               441,457                 --
     Depreciation and amortization                                        --             19,709
     Cash flows provided by (used for) changes in:
       Accounts receivable                                                --            (92,917)
       Inventories                                                        --            (50,888)
       Prepaid expenses and other current assets                          --            (11,285)
       Accounts payable                                                   --             63,651
                                                                   ---------          ---------
           Net cash flows used for operating activities              (16,409)          (908,116)
                                                                   ---------          ---------

Cash flows from investing activities:
   Cash expended for purchase of product line                        (31,457)                --
   Purchase of property and equipment                                     --            (30,412)
                                                                   ---------          ---------
           Net cash flows used for investing activities              (31,457)           (30,412)
                                                                   ---------          ---------

Cash flows from financing activities:
   Cash received from Applied Biometrics, Inc.                        47,866            939,028
                                                                   ---------          ---------
           Net cash flows provided by financing activities            47,866            939,028
                                                                   ---------          ---------

Net increase in cash                                                      --                500

Cash and cash equivalents:
   Cash, beginning of period                                              --                 --
                                                                   ---------          ---------
   Cash, ending of period                                          $      --          $     500
                                                                   =========          =========

              See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

BACKGROUND

Cardia, Inc. (Cardia or the Company) was formed in October of 1998 as a subsidiary of Applied Biometrics, Inc. (ABI). Prior to that time, the entity was operated as the Transcatheter Closures Business (the Business) of ABI. Cardia was formed to develop, manufacture, and market Transcatheter Closure Devices
(TCDs) which are based on intellectual property rights ABI acquired in November 1997.

TCDs are a new generation of implantable device technologies which are delivered through a catheter to permanently repair certain cardiac defects in children and adults.

In December 1998, the Board of Directors of ABI approved a plan to distribute ABI's interest in the Company as a dividend to the shareholders of ABI (the Distribution). Under the plan, ABI shareholders received one share of Cardia for every 11.563 shares of ABI common stock. The Distribution to shareholders occurred on February 11, 1999, with a total distribution of 375,000 shares.

ACQUISITION OF TECHNOLOGY

ABI acquired the rights to the TCD technology in an acquisition consummated in November 1997. The purchase price for the acquired technology was approximately $542,000 and was comprised of 85,000 shares of ABI stock and $32,000 of related acquisition costs. The acquired technologies consisted of a pediatric product which has been subsequently market released internationally on a limited basis and rights to another product with therapeutic applications to adults which required substantial additional development. The purchase price allocation included approximately $100,000 to capitalizable intangible assets related to the developed product and $442,000 to in-process research and development which was charged to expense in 1997 as the underlying research and development projects had not reached technological feasibility and had no alternative future use.

The purchase agreement also requires the payment of royalties equal to 3% of the net sales price of Vessel/Septal Occluder devices sold, payable on a quarterly basis for a period of six years.

BASIS OF PRESENTATION

The accompanying financial statements include the specifically identifiable net assets of the transcatheter closure operations of ABI and the results of operations of that business from the point of ABI's acquisition of the underlying technology in November 1997.

Costs related to functions performed by ABI have been charged to the Business. Such costs allocated by the parent include certain general and administrative costs such as personnel costs, legal costs and costs of the finance function. These allocations of costs were determined in a manner which management considers to reflect the incremental costs of providing these services. The terms of these transactions and allocations of costs were determined between related parties and may therefore differ from terms which would have occurred between wholly unrelated parties or had the Business operated as a completely autonomous entity since inception.

The Business' financing requirements have been funded by Applied Biometrics, Inc. No interest expense has been allocated or charged to the Business for financing provided by ABI.

The financial information included herein may not necessarily be indicative of the financial position, results of operations or cash flows of the Business in the future or what the financial position, results of operations or cash flows would have been if the Business had been a separate, independent company during the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company operates in one industry segment and is engaged in the development, manufacturing and marketing of Transcatheter Closure Devices.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The Business' financial instruments consist of short-term trade receivables and payables for which the current carrying amounts approximate fair market value.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid marketable securities with original maturities of three months or less.

INVENTORY

Inventory is stated at the lower of cost (first-in-first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost with depreciation computed using the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized while repair and maintenance costs are expensed as incurred.

INTANGIBLE ASSETS

The cost of acquired intangible assets is capitalized and amortized on a straight-line basis over an estimated useful life of six years. The recoverability of unamortized intangible assets is assessed on an ongoing basis by comparing discounted future cash flows from the related product to net book value.

REVENUE RECOGNITION

Revenue is recognized upon shipment of goods to customers.

CONCENTRATION OF CREDIT RISK

The Company does not believe it is subject to a concentration of credit risk.

RESEARCH AND DEVELOPMENT

The costs of research and development are expensed as incurred.

INCOME TAXES

Income taxes are accounted for using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for differences between the financial reporting and income tax bases of the Company's assets and liabilities.

NET LOSS PER SHARE

Earnings (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year. For periods prior to the spin-off of Cardia from ABI, weighted-average shares outstanding have been determined as if the distribution of shares in the spin-off had occurred as of the inception of the Company. Common stock equivalents, consisting of shares which might be issued upon exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be antidilutive. Pro forma loss per share is as follows:



                                                            1997         1998

Pro forma:
   Basic and diluted loss per share                      $  (1.22)    $  (2.23)
   Shares used in computing pro forma loss per share      375,000      375,000

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than fiscal year 2000. Management believes that adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

3. PROPERTY AND EQUIPMENT

The cost of property and equipment and the estimated useful lives are as follows:

                                  ESTIMATED
                                 USEFUL LIFE       1997            1998

Furniture and fixtures             5 years      $      --       $   7,496
Machinery and equipment            5 years             --          22,916
                                                ---------       ---------
                                                       --          30,412
Less accumulated depreciation                          --          (3,041)
                                                ---------       ---------
                                                $      --       $  27,371
                                                =========       =========

4. INTANGIBLE ASSETS

Intangible assets are comprised as follows:

                                  ESTIMATED
                                 USEFUL LIFE       1997            1998

Intangible assets                  6 years      $ 100,000       $ 100,000
Less accumulated amortization                          --         (16,668)
                                                $ 100,000       $  83,332
                                                =========       =========

5. STOCK OPTION PLAN

On January 27, 1999, the Board of Directors and sole shareholder of the Company adopted the Cardia, Inc. 1999 Omnibus Stock Incentive Plan to provide for the granting of stock-based incentives to officers, key employees and directors of the Company. The Company has reserved 200,000 shares of its common stock for issue in connection with awards granted pursuant to the plan. Subsequent to December 31, 1998, the Company issued options to purchase an aggregate of 132,500 shares of its common stock at exercise prices varying from $1.00 to $1.10 per share.

6. INCOME TAXES

The Business has not been allocated any tax benefit on the results of its operations since inception. As the Business was part of the consolidated tax return of ABI until spin-off as a separate company in February 1999, no losses prior to that date are available for carryforward to future periods.

At the spin-off date, the Company will have available net temporary differences to offset taxable income in future periods. For tax purposes, all acquired technology of the Business is capitalized and amortized over a life of 15 years. Such future tax benefits approximate $140,000.

7. SUBSEQUENT EVENTS - CAPITALIZATION AND FINANCING

The Distribution of 375,000 shares of the Company's common stock to ABI shareholders occurred on February 11, 1999. At that date, Cardia had authorized 10,000,000 shares of its $0.01 par value common stock. Concurrent with the Distribution, the Company sold 125,000 shares of Cardia common stock at a price of $1 per share to an officer of the Company.

Subsequent to the Distribution, the Company completed a rights offering of its common stock to sell an aggregate of 500,000 shares of common stock at a subscription price of $1 per share, on the basis of one right for each share of Cardia common stock held by a shareholder immediately after the Distribution.

                                    PART III


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS.

          The following exhibits are included with this annual report on Form 10-KSB as required by Item 601 of Regulation S-B.

          27       Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1999.

                                         CARDIA, INC.

                                         By  /s/ Joseph A. Marino
                                             ---------------------------
                                             Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated on May 10, 1999.


         Signature             Title
         ---------             -----


/s/ Joseph A. Marino           Chief Executive Officer, Treasurer and Director
---------------------------    (principal executive officer, principal financial
                               officer, and principal accounting officer)



/s/ Thomas E. Brust            Director
---------------------------



/s/ Christopher J. Turnbull    Director
---------------------------

                                INDEX TO EXHIBITS


EXHIBIT NO.        DESCRIPTION
-----------        -----------

27                 Financial Data Schedule