Form 10QSB
period 1999-03-31
CARDIA INC
filed 1999-06-03
CIK 1074459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from _______________ to _______________.

                          COMMISSION FILE NO. 333-68167

                                  CARDIA, INC.
                 (Name of small business issuer in its charter)

              MINNESOTA                                41-1923885
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                13770 FRONTIER COURT, BURNSVILLE, MINNESOTA 55337
               (Address of principal executive offices) (Zip Code)

                                 (612) 997-2100
                            Issuer's telephone number


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,059,000 shares of Common Stock (par value $0.01 per share) outstanding on May 24, 1999.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

           Balance sheet as of March 31, 1999 (Unaudited) and
            December 31, 1998 ...............................................  1
           Statement of Operations for the three months ended
            March 31, 1999 (Unaudited) and March 31, 1998 (Unaudited) .......  3
           Statement of cash flows for the three months ended
            March 31, 1999 (Unaudited) and March 31, 1998 (Unaudited) .......  4
           Notes to financial statements (Unaudited) ........................  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation ............................................  9




                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................... 11

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  CARDIA, INC.

                                  BALANCE SHEET



                                                March 31,      December 31,
                                                  1999             1998
                                              -----------      ------------
                                              (Unaudited)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                  $164,156         $    500
     Accounts receivable                         113,105           92,917
     Inventories                                  52,000           50,888
     Prepaid expenses                              2,621           11,285
                                                --------         --------

         TOTAL CURRENT ASSETS                    331,882          155,590
                                                --------         --------

PROPERTY AND EQUIPMENT - NET                      46,210           27,371
INTANGIBLE ASSETS - NET                           79,165           83,332
                                                --------         --------

TOTAL ASSETS                                    $457,257         $266,293
                                                ========         ========






                       See notes to financial statements.

                                  CARDIA, INC.

                                  BALANCE SHEET




                                                     March 31,      December 31,
                                                       1999            1998
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                        $    51,948      $    63,651
     Accrued expenses                                   18,560               --
                                                   -----------      -----------

         TOTAL CURRENT LIABILITIES                      70,508           63,651
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock (10,000,000 shares
       authorized; 500,078 outstanding)                  5,000               --
     Advances by Applied Biometrics, Inc.                   --        1,496,894
     Accumulated deficit                            (1,457,916)      (1,294,252)
     Additional paid in capital                      1,839,665               --
                                                   -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                    386,749          202,642
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   457,257      $   266,293
                                                   ===========      ===========






                       See notes to financial statements.

                                  CARDIA, INC.


                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                       Three months ended
                                                             March 31,
                                                  -----------------------------
                                                     1999               1998
                                                  ---------           ---------


Net Sales                                         $ 203,727           $  20,490
Cost of Sales                                       106,113               4,096
                                                  ---------           ---------
Gross Profit                                         97,614              16,394

Operating expenses:
         Selling, general and administrative        243,216             110,449
         Research and development                    18,062              71,489
                                                  ---------           ---------

NET LOSS                                          $(163,664)          $(165,544)
                                                  =========           =========

Net loss per share
         Basic                                         (.37)               (.44)
                                                  =========           =========
         Fully diluted                                 (.37)               (.44)
                                                  =========           =========

Weighted average shares outstanding                 441,666             375,000
                                                  =========           =========







                       See notes to financial statements.

                                  CARDIA, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                               Three months ended
                                                                    March 31,
                                                            ------------------------
                                                              1999           1998
                                                            ---------     ----------
Cash flows from operating activities:

         Net loss                                           $(163,664)    $(165,544)
         Adjustments to reconcile net income to net cash
              provided by operating activities:

              Depreciation and amortization                     4,167         4,167
              (Increase) decrease in accounts receivable      (20,188)      (20,490)
              (Increase) decrease in prepaid expenses           8,664             0
              (Increase) decrease in inventories               (1,112)      (20,000)
              Increase (decrease) in accounts payable         (11,703)       18,073
              Increase (decrease) in accrued liabilities       18,560             0
                                                            ---------     ---------
         Net cash used by operating activities               (165,276)     (183,794)
                                                            ---------     ---------

Cash flows from investing activities:

         Cash payments for the purchase of property           (18,839)       (3,855)
                                                            ---------     ---------
         Net cash used by investing activities                (18,839)       (3,855)
                                                            ---------     ---------

Cash flows from financing activities:

         Proceeds from issuance of common stock               125,000             0
         Investment by Applied Biometrics, Inc.               222,771       187,649
                                                            ---------     ---------
         Net cash used by financing activities                347,771       187,649
                                                            ---------     ---------

Net increase  in cash and equivalents                         163,656             0

Cash and equivalents, beginning                                   500             0
                                                            ---------     ---------
Cash and equivalents, ending                                $ 164,156     $       0
                                                            =========     =========


                       See notes to financial statements.

                                  CARDIA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organization and Operations

Cardia, Inc. (Cardia or the Company) was formed in October 1998 as a subsidiary of Applied Biometrics, Inc. (ABI). Prior to that time, the entity was operated as the Transcatheter Closure Business (the Business) of ABI. Cardia was formed to develop, manufacture, and market Transcatheter Closure devices (TCD's) which are based on intellectual property rights ABI acquired in November 1997.

TCD's are a new generation of implantable device technologies, which are delivered through a catheter to permanently repair certain cardiac defects in children and adults.

In December 1998, the Board of Directors of ABI approved a plan to distribute ABI's interest in the Company as a dividend to the shareholders of ABI (the Distribution). Under the plan, ABI shareholders received one share of Cardia for every 11.563 shares of ABI common stock. The Distribution to shareholders occurred on February 11, 1999 with a total Distribution for 375,000 shares.

2. Basis of Presentation

The accompanying financial statements include the specifically identifiable net assets of the transcatheter closure operations of ABI and the results of operations of that business from the point of ABI's acquisition of the underlying technology.

Costs related to functions performed by ABI have been charged to the Business. Such costs allocated by ABI include certain general and administrative costs such as personnel costs, legal costs and costs of the finance function. These allocations of costs were determined in a manner which management considers to reflect the incremental costs of providing these services. The terms of these transactions and allocations of costs were determined between related parties and may therefore differ from terms which would have occurred between wholly unrelated parties or had the Business operated as a completely autonomous entity since inception.

Prior to the Distribution, the Business' financing requirements were funded by Applied Biometrics, Inc. No interest expense has been allocated or charged to the Business for financing provided by ABI.

The financial information included herein may not necessarily be indicative of the financial position, results of operations or cash flows of the Business in the future or what the financial position, results of operations or cash flows would have been if the Business had been a separate, independent company during the periods presented.

The accompanying financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments which are in the opinion of management, necessary for a fair presentation. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, previously filed with the SEC as part of Cardia's Annual report on form 10-KSB.

3. Summary of Significant Accounting Policies

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

                                                               March 31,
                                                          -------------------
                                                            1999       1998
Pro forma:

   Basic and diluted loss per share                       $   (.37)  $   (.44)

   Shares used in computing pro forma loss per share       441,666    375,000


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than fiscal year 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

4. Stock Option Plan

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

5. Subsequent Events Capitalization and Financing

Subsequent to March 31, 1999, the Company completed a rights offering of its common stock to sell an aggregate of 500,000 shares of common stock at a subscription price of $1.00 per share, on the basis of one right for each share of Cardia Stock held by a shareholder immediately after distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

         Cardia, Inc. was formed in October of 1998 as a subsidiary of Applied Biometrics, Inc. ("ABI") to develop, manufacture and market transcatheter closure device products for the repair of certain cardiac defects. These products are based, in part, on certain intellectual property rights ABI acquired from Bernhard Schneidt and Dr. Rainer Schrader in November of 1997. Prior to October 1998, a division of ABI engaged in the development of transcatheter closure devices. As of October of 1998, Cardia has assumed all activity relating to the development and marketing of these products.

         On February 11, 1999, ABI distributed 375,000 shares of the Company's common stock to ABI shareholders. Concurrent with the Distribution, the Company sold 125,000 shares of Cardia common stock at a price of $1 per share to an officer of the Company.

         Subsequent to the Distribution, the Company completed a rights offering of its common stock to sell an aggregate of 500,000 shares of common stock at a subscription price of $1 per share, on the basis of one right for each share of Cardia stock held by a shareholder immediately after the Distribution.

         Cardia is currently developing two transcatheter closure device products, one for the pediatric defect market and one for the adult defect market. Cardia estimates that the market for adult closure devices is significantly larger than the market for pediatric closure devices. Cardia, therefore, intends to focus most of its resources during the next twelve months on continuing to develop, test and pursue regulatory approval to market and sell its adult line of closure devices in Europe and the United States.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the quarter ended March 31, 1999 were $203,727 as compared to revenues of $20,490 in the first quarter of 1998. To date, Cardia's modest revenues have been generated by marketing its pediatric and adult closure devices on an experimental basis in Germany and Switzerland. Cardia is currently seeking the necessary regulatory approvals to market these devices on a broader basis in additional European Union countries. However, Cardia has turned its primary focus toward the development of its adult device and expects the majority of future revenue to be generated from the sale of this product. Cardia does not expect to realize significant revenues until product development is complete and Cardia has obtained necessary regulatory approvals to market its products in Europe and the United States.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Cardia expended $243,216 in the first quarter of 1999 on selling, general and administrative expenses, up from $110,449 in the first quarter of 1998. The majority of these expenses are attributable to Cardia's sales and marketing activities. These expenditures are not currently fixed costs and the amount spent during the remainder of 1999 will depend largely on the performance and growth of Cardia's business. Accordingly, Cardia will adjust these expenses based on revenues and cash flows. Cardia does not expect to make material capital investments in plant or equipment during 1999. However, Cardia expects to add between four and six full-time employees during 1999. Those additional personnel will not be added, however, unless business growth justifies additional employees.

RESEARCH AND DEVELOPMENT

         Research and Development costs accounted for $18,062, or 7% of total operating expenses, down from 40% in the first quarter of 1998. Cardia's on-going plans for research and development for its pediatric and adult closure devices include further improvements of the acquired technology and investigation into modified devices for new applications. Cardia expects to spend approximately $100,000 to $200,000 to complete development of its existing closure devices during 1999.

NET LOSS

         Cardia recognized a loss of $163,664 in the first quarter of 1999 as compared to a loss of $165,544 recognized in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cardia's liquidity currently consists of approximately $625,000 in cash, including the proceeds of the Company's rights offering, which are not reflected on the Company's financial statements for the period reported on herein. Assuming Cardia does not receive revenue from the sale of its closure devices, Cardia believes that this liquidity will be sufficient to fund operations for an estimated six months. At that time, Cardia intends to raise additional capital through the issuance of equity or debt securities or through bank debt, or a combination of these means.

FORWARD LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements that involve risks and uncertainties. When used in this 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by the forward looking statements. Important factors that could cause our actual results to differ materially from projections include, but are not limited to (1) Cardia's ability to comply with extensive government regulations, (2) Cardia's ability to protect its proprietary technology, (3) rapidly changing technologies and Cardia's ability to respond to these changes, (4) Cardia's ability to obtain adequate insurance reimbursement from government and private health care insurers, and (5) Cardia's ability to retain qualified personnel. Readers are urged to carefully review and consider the various disclosures made by Cardia in this report and in Cardia's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect Cardia's business and results of operations. Cardia undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

                                     PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

              Exhibit 27.     Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 1999.

                                           CARDIA, INC.

                                           By   /s/ Joseph A. Marino
                                              --------------------------------
                                                Chief Executive Officer