Form 10QSB
period 1999-06-30
CARDIA INC
filed 1999-08-16
CIK 1074459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended June 30, 1999.

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

                                 (612) 997-2100
                            Issuer's telephone number


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,000,081 shares of Common Stock (par value $0.01 per share) outstanding on July 31, 1999.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

          Balance Sheets as of June 30, 1999 (Unaudited) and
            December 31, 1998..................................................1
          Statements of Operations for the three months and six months ended
            June 30, 1999 and 1998 (Unaudited).................................3
          Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998 (Unaudited).................................4
          Notes to financial statements (Unaudited)............................5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of  Operation.............................................8




                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  CARDIA, INC.

                                  BALANCE SHEETS


                                                June 30,     December 31,
                                                 1999            1998
                                             ------------    ------------
                                             (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $    484,285    $        500
     Accounts receivable                          143,031          92,917
     Inventories                                   38,200          50,888
     Prepaid expenses                               1,274          11,285
                                             ------------    ------------

         TOTAL CURRENT ASSETS                     666,790         155,590
                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                      104,143          27,371
INTANGIBLE ASSETS - NET                            74,998          83,332
                                             ------------    ------------

TOTAL ASSETS                                 $    845,931    $    266,293
                                             ============    ============



                       See notes to financial statements.

                                  CARDIA, INC.

                                 BALANCE SHEETS


                                                June 30,       December 31,
                                                  1999             1998
                                              ------------     ------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                   $     22,692     $     63,651
     Accrued expenses                                 (421)              --
                                              ------------     ------------

         TOTAL CURRENT LIABILITIES                  22,271           63,651
                                              ------------     ------------

STOCKHOLDERS' EQUITY
     Preferred stock (1,000,000 shares
       authorized, no shares outstanding
       at June 30, 1999)                                --               --
     Common stock (10,000,000 shares
       authorized; 1,000,081 outstanding)           10,000               --
     Advances by Applied Biometrics, Inc.               --        1,496,894
     Accumulated deficit                        (1,521,007)      (1,294,252)
     Additional paid in capital                  2,334,667               --
                                              ------------     ------------

         TOTAL STOCKHOLDERS' EQUITY                823,660          202,642
                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    845,931     $    266,293
                                              ============     ============



                       See notes to financial statements.

                                  CARDIA, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended                 Six months ended
                                                           June 30,                          June 30,
                                                -----------------------------     -----------------------------
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
Net Sales                                       $    240,275     $     16,950     $    444,003     $     37,440
Cost of Sales                                         21,898            3,388          128,011            7,484
                                                ------------     ------------     ------------     ------------
Gross Profit                                         218,377           13,562          315,992           29,956

Operating expenses:
         Selling, general and administrative         281,466          131,338          524,683          241,783
         Research and development                          0          135,938           18,062          207,427
                                                ------------     ------------     ------------     ------------

NET LOSS                                        $    (63,089)    $   (253,714)    $   (226,753)    $   (419,254)
                                                ============     ============     ============     ============

Net loss per share
         Basic                                          (.07)            (.68)            (.33)           (1.12)
                                                ============     ============     ============     ============
         Fully diluted                                  (.07)            (.68)            (.33)           (1.12)
                                                ============     ============     ============     ============

Weighted average shares outstanding                  939,960          375,000          690,613          375,000
                                                ============     ============     ============     ============



                       See notes to financial statements.

                                  CARDIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
Cash flows from operating activities:

         Net loss                                           $   (226,753)    $   (419,258)
         Adjustments to reconcile net income to net cash
              provided by operating activities:

              Depreciation and amortization                       13,090            8,334
              (Increase) decrease in accounts receivable         (50,114)         (21,942)
              (Increase) decrease in prepaid expenses             10,011                0
              (Increase) decrease in inventories                  12,688          (40,000)
              Increase (decrease) in accounts payable            (40,959)          16,826
              Increase (decrease) in accrued liabilities            (421)               0
                                                            ------------     ------------
         Net cash used by operating activities                  (282,458)        (456,040)
                                                            ------------     ------------

Cash flows from investing activities:

         Cash payments for the purchase of property              (81,528)          (5,225)
                                                            ------------     ------------
         Net cash used by investing activities                   (81,528)          (5,225)
                                                            ------------     ------------

Cash flows from financing activities:

         Proceeds from issuance of common stock                  625,000          461,265
         Investment by Applied Biometrics, Inc.                  222,771                0
                                                            ------------     ------------
         Net cash used by financing activities                   847,771          461,265
                                                            ------------     ------------

Net increase  in cash and equivalents                            483,785                0

Cash and equivalents, beginning                                      500                0
                                                            ------------     ------------
Cash and equivalents, ending                                $    484,285     $          0
                                                            ============     ============



                       See notes to financial statements.

                                  CARDIA, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction wit the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, previously filed with the Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.


2.   Net Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year. For periods prior to the spin-off of Cardia from ABI, weighted-average shares outstanding have been determined as if the distribution of shares in the spin-off had occurred as of the inception of the Company. Common stock equivalents, consisting of shares which might be issued upon exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be antidilutive. Pro forma loss per share is as follows:

                                                              June 30,
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------

Pro forma:

   Basic and diluted loss per share                   $     (.33)    $    (1.12)

   Shares used in computing pro forma loss per share     690,613        375,000


3.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than fiscal year 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

4.   Subsequent Events

On July 1, 1999, the Company entered into an Agreement and Plan of Merger with Video Learning Systems, Inc. ("VLS"), pursuant to which it is proposed that VLS be merged into the Company in exchange for 200,000 shares of the Company's common stock. The Company would be the surviving entity and would continue its business as it is currently being conducted. VLS would cease to exist and its assets, consisting principally of cash, cash equivalents and a note receivable, would become assets of the Company. The merger is subject to approval by the VLS shareholders. The Company expects the transaction, if approved by the VLS shareholders, to close late in the third quarter or early in the fourth quarter of 1999.

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

         On July 1, 1999, the Company entered into an Agreement and Plan of Merger with Video Learning Systems, Inc. ("VLS"), pursuant to which it is proposed that VLS be merged into the Company in exchange for 200,000 shares of the Company's common stock. The Company would be the surviving entity and would continue its business as it is currently being conducted. VLS would cease to exist and its assets, consisting principally of cash, cash equivalents and a note receivable, would become assets of the Company. The merger is subject to approval by the VLS shareholders. The Company expects the transaction, if approved by the VLS shareholders, to close late in the third quarter or early in the fourth quarter of 1999.

RESULTS OF OPERATIONS

         REVENUES

         Revenues for the six months ended June 30, 1999 were $444,003 as compared to revenues of $37,440 in the first six months of 1998. To date, Cardia's modest revenues have been generated by marketing its pediatric and adult closure devices on an experimental basis in Germany and Switzerland. Cardia is currently seeking the necessary regulatory approvals to market these devices on a broader basis in additional European Union countries. However, Cardia has turned its primary focus toward the development of its adult device and expects the majority of future revenue to be generated from the sale of this product. Cardia does not expect to realize significant revenues until product development is complete and Cardia has obtained necessary regulatory approvals to market its products in Europe and the United States.

         GROSS PROFIT

         Gross profit for the six months ended June 30, 1999 was $315,992, up from $29,956 in the first six months of 1998. The increase in gross profit in 1999 from the same period in the previous the year can be attributed in part to the lower costs associated with operating the business Cardia acquired in connection with the spin-off from Applied Biometrics, Inc. during the first quarter of 1999 and the revenues generated by Cardia in connection with sales of its transcatheter closure devices which were limited during the first six months of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Cardia expended $524,683 in the first six months of 1999 on selling, general and administrative expenses, up from $241,783 in the first six months of 1998. The majority of these expenses are attributable to Cardia's sales and marketing activities. These expenditures are not currently fixed costs and the amount spent during the remainder of 1999 will depend largely on the performance and growth of Cardia's business. Accordingly, Cardia will adjust these expenses based on revenues and cash flows. Cardia does not expect to make material capital investments in plant or equipment during 1999. However, Cardia expects to add between four and six full-time employees during 1999. Those additional personnel will not be added, however, unless business growth justifies additional employees.

         RESEARCH AND DEVELOPMENT

         Research and development costs accounted for $18,062, down from $207,427 expended in the first six months of 1998. Cardia's on-going plans for research and development for its pediatric and adult closure devices include further improvements of the acquired technology and investigation into modified devices for new applications. Cardia expects to spend less than $100,000 to complete development of its existing closure devices during 1999.

         NET LOSS

         Cardia recognized a loss of $226,753 in the first six months of 1999, as compared to a loss of $419,254 in the first six months of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         Cardia's liquidity as of June 30, 1999 consisted of approximately $484,285 in cash, including the proceeds of the Company's rights offering which are reflected on the Company's financial statements for the period reported on herein, and $143,031 in accounts receivable. Assuming Cardia does not receive revenue from the sale of its closure devices, Cardia believes that this liquidity will be sufficient to fund operations for an estimated 6 months. Cardia expects that the assets of VLS, which will become assets of Cardia following the merger, will increase Cardia's liquidity and be sufficient to fund operations for an estimated additional 6 months based on the same assumptions. Cardia intends to raise additional capital in the next 6 to 12 months through the issuance of equity or debt securities or through bank debt, or a combination of these means.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cardia's management believes that the market risk association with its market risk sensitive instruments as of June 30, 1999 is not material, and therefore, disclosure is not required.

FORWARD LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements that involve risks and uncertainties. When used in this 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends,""estimates" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by the forward looking statements. Important factors that could cause our actual results to differ materially from projections include, but are not limited to (1) Cardia's ability to comply with extensive government regulations, (2) Cardia's ability to protect its proprietary technology, (3) rapidly changing technologies and Cardia's ability to respond to these changes, (4) Cardia's ability to obtain adequate insurance reimbursement from government and private health care insurers, and (5) Cardia's ability to retain qualified personnel. Readers are urged to carefully review and consider the various disclosures made by Cardia in this report and in Cardia's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect Cardia's business and results of operations. Cardia undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

                The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

                Exhibit 27.    Financial Data Schedule

        (b)     REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

                                       CARDIA, INC.

                                       By  /s/ Joseph A. Marino
                                          -----------------------------
                                           Chief Executive Officer