Form 10QSB
period 1999-09-30
CARDIA INC
filed 1999-11-15
CIK 1074459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                                 (612) 997-2100
                            Issuer's telephone number


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,000,081 shares of Common Stock (par value $0.01 per share) outstanding on October 1, 1999.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

           Balance Sheets as of September 30, 1999 (Unaudited) and
              December 31, 1998................................................1
           Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1999 and 1998.........................3
           Statements of Cash Flows (Unaudited) for the nine months ended
              September 30, 1999 and 1998......................................4
           Notes to financial statements (Unaudited)...........................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation...................................................7



                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  CARDIA, INC.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                                     September 30,     December 31,
                                                         1999              1998
                                                     -------------     ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and Cash equivalents                         $ 400,014        $      --
     Accounts Receivable                                 192,159               --
     Inventories                                          39,186           53,639
     Prepaid Expenses                                      1,274           13,009
                                                       ---------        ---------

     TOTAL CURRENT ASSETS                                632,633           66,648
                                                       ---------        ---------

PROPERTY AND EQUIPMENT - NET                             101,166           20,481

INTANGIBLE ASSETS - NET                                   70,831           87,500
                                                       ---------        ---------

TOTAL ASSETS                                           $ 804,630        $ 174,629
                                                       =========        =========



                       See notes to financial statements.

                                  CARDIA, INC.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                                             September 30,      December 31,
                                                                  1999              1998
                                                             -------------      ------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts Payable                                  $     39,186       $     29,226
     Accrued Expenses                                                (532)                --
                                                             ------------       ------------
     TOTAL CURRENT LIABILITIES                                     38,654             29,226
                                                             ------------       ------------

STOCKHOLDERS' EQUITY
     Common Stock (10,000,000 Shares                               10,000                 --
         authorized [1,000,081] outstanding)
     Preferred Stock (1,000,000 Shares
         authorized none outstanding)
     Advances by Applied Biometrics, Inc.                              --          1,217,636
     Additional paid in capital                                 2,334,667                 --
     Accumulated deficit                                       (1,578,691)        (1,072,233)

     TOTAL STOCKHOLDERS' EQUITY                                   765,976            145,403
                                                             ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    804,630       $    174,629
                                                             ============       ============



                       See notes to financial statements.

                                  CARDIA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended           Nine months ended
                                                 September 30,               September 30,
                                            -----------------------     -----------------------
                                              1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------
     Net Sales                              $ 305,271     $  40,200     $ 749,276     $  77,640
                                            ---------     ---------     ---------     ---------
     Cost of Sales                             21,332         8,244       149,343        15,732
                                            ---------     ---------     ---------     ---------

Gross Profit                                  283,939        31,956       599,933        61,908
                                            ---------     ---------     ---------     ---------

Operating Expenses
     Selling, general and administrative      341,623       128,709       866,308       370,492
     Research and development                      --        98,356        18,062       305,783
                                            ---------     ---------     ---------     ---------

Total Operating Expenses                      (57,684)     (227,065)      884,370       676,275
                                            ---------     ---------     ---------     ---------

NET LOSS                                      (57,684)     (195,109)    $(284,437)    $(614,367)
                                            =========     =========     =========     =========

Net loss per share

     Basic                                       (.06)         (.52)         (.36)        (1.64)
                                            =========     =========     =========     =========
     Fully diluted                               (.06)         (.52)         (.36)        (1.64)
                                            =========     =========     =========     =========

Weighted average shares outstanding         1,000,081       375,000       793,769       375,000
                                            =========     =========     =========     =========



                       See notes to financial statements.

                                  CARDIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                            1999           1998
                                                         ----------     ----------
Cash flows from operating activities:

     Net income                                          $ (284,437)    $ (614,362)
                                                         ----------     ----------
     Adjustments to reconcile net income to net cash
     provided by operating activities:

         Depreciation and amortization                       22,759         14,161
         (Increase) decrease in accounts receivable         (99,242)       (13,009)
         (Increase) decrease in prepaid expenses             10,011              0
         (Increase) decrease in inventories                  11,702        (53,639)
         Increase (decrease) in accounts payable            (24,465)        29,226
         Increase (decrease) in accrued liabilities            (532)             0
                                                         ----------     ----------
         Total adjustments                                  (79,767)       (23,261)
                                                         ----------     ----------
     Net cash provided (used) by operating activities      (364,204)      (637,628)
                                                         ----------     ----------

Cash flows from investing activities:

     Cash payments for the purchase of property             (84,053)       (22,142)
                                                         ----------     ----------
     Net cash provided (used) by investing activites        (84,053)       (22,142)
                                                         ----------     ----------

Cash flows from financing activities:

     Proceeds from issuance of common stock                 625,000              0
     Investment by Applied Biometrics, Inc.                 222,771        659,770
                                                         ----------     ----------
     Net cash provided (used) by financing activities       847,771        659,770
                                                         ----------     ----------

Net increase (decrease) in cash and equivalents             399,514              0

Cash and equivalents, beginning                                 500              0
                                                         ----------     ----------
Cash and equivalents, ending                             $  400,014              0
                                                         ==========     ==========



                       See notes to financial statements.

                                  CARDIA, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, previously filed with the Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

2.   Property and Equipment

The cost of property and equipment and the estimated useful lives are as follows:

                                                    ESTIMATED
                                                   USEFUL LIFE        1999
                                                   -----------        ----

Furniture and Fixtures                               5 years       $  22,045

Machinery and Equipment                              7 years          90,693
                                                                   =========
                                                                     112,738
Less accumulated depreciation                                        (11,572)
                                                                   ---------

                                                                   $ 101,166
                                                                   ---------

3.   Intangible Assets

Intangible assets are comprised as follows:

                                                    ESTIMATED
                                                   USEFUL LIFE        1999
                                                   -----------        ----

Intangible assets                                    6 years       $ 100,000
Less accumulated amortization                                        (29,169)
                                                                   ---------

                                                                   $  70,831
                                                                   ---------

4.   Net Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. For periods prior to the spin-off of Cardia from ABI, weighted-average shares outstanding have been determined as if the distribution of shares in the spin-off had occurred as of the inception of the Company. Common stock equivalents, consisting of shares which might be issued upon exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be antidilutive.


5.   Recent Accounting Pronouncements

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

6.   Subsequent Events

On July 1, 1999, the Company entered into an Agreement and Plan of Merger with Video Learning Systems, Inc. ("VLS"), pursuant to which it was proposed that VLS be merged into the Company in exchange for 200,000 shares of the Company's common stock. The merger was approved by the shareholders of VLS on October 6, 1999, at which time VLS merged into the Company. The Company is the surviving entity and will continue its business as it was being conducted prior to the merger. VLS has ceased to exist and its assets, consisting principally of cash, cash equivalents and a note receivable, have become assets of the Company. The former shareholders of VLS were issued approximately 200,000 shares of Cardia Common Stock in the merger.

The acquisition of VLS by Cardia will be in the form of a merger of VLS with and into Cardia. Accounting for the merger will result in an adjustment of historical cost basis of the assets and liabilities of VLS. Because VLS has not conducted an active trade or business, for accounting purposes the merger transaction will be accounted for as a purchase of the net assets of VLS, which consist principally of cash, cash equivalents and a note receivable.

The proforma combined results of operations for prior periods are not material to Cardia.

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

         On October 6, 1999, Video Learning Systems, Inc. ("VLS") was merged into the Company. The Company is the surviving entity and will continue its business as it was being conducted prior to the merger. VLS has ceased to exist and its assets, consisting principally of cash, cash equivalents and a note receivable, have become assets of the Company. The former shareholders of VLS were issued approximately 200,000 shares of Cardia Common Stock in the merger.

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


RESULTS OF OPERATIONS

         REVENUES

         Revenues for the three months ended September 30, 1999 were $305,271 as compared to revenues of $40,200 for the comparable period in 1998. Revenues for the nine months ended September 30, 1999 were $749,276 as compared to revenues of $77,640 in the first nine months of 1998. To date, Cardia's modest revenues have been generated by marketing its pediatric and adult closure devices on an experimental basis in Germany and Switzerland. Cardia is currently seeking the necessary regulatory approvals to market these devices on a broader basis in additional European Union countries. However, Cardia has turned its primary focus toward the development of its adult device and expects the majority of future revenue to be generated from the sale of this product. Cardia does not expect to realize significant revenues until product development is complete and Cardia has obtained necessary regulatory approvals to market its products in Europe and the United States.

         GROSS PROFIT

         Gross profit for the three months ended September 30, 1999 was $283,939, up from $31,956 in the same period of 1998. Gross profit for the first nine months of 1999 was $599,933, compared to $61,908 for the first nine months of 1998. The increase in gross profit in 1999 can be attributed to increased revenues associated with its sales of transcatheter closure devices, which were very limited in 1998, and to the lower cost of goods sold per dollar of sales resulting from operating the Company's business independently, compared to the cost of goods sold experienced while the business was being operated as a part of Applied Biometrics in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Cardia's selling, general and administrative expenses for the first three months of 1999 were $341,623, compared to $128,709 for the comparable period in 1998. Cardia expended $866,308 in the first nine months of 1999 on selling, general and administrative expenses, up from $370,492 in the first nine months of 1998. The majority of these expenses are attributable to Cardia's expansion of its sales and marketing activities in 1999. These expenditures are not currently fixed costs and the amount spent during the remainder of 1999 will depend largely on the performance and growth of Cardia's business. Accordingly, Cardia will adjust these expenses based on revenues and cash flows. Cardia does not expect to make material capital investments in plant or equipment during the remainder of1999. However, Cardia expects to add between 2 and 3 additional full-time employees during the fourth quarter of 1999. Those additional personnel will not be added, however, unless business growth justifies additional employees.

         Subsequent to the end of the third quarter, Cardia received CE mark certification for its current products. As a result, those products, which have been sold on an experimental basis to date, can now be sold throughout the European Union. Cardia expects to begin expanding its selling efforts in the European Union during the fourth quarter and, as a result, expenditures for sales and marketing activities are expected to start to increase during the fourth quarter, with such increases continuing into calendar year 2000.

         RESEARCH AND DEVELOPMENT

         Cardia did not incur any research and development expenses during the three months ended September 30, 1999, compared to expenses of $98,356 incurred during the same period of 1998. Research and development costs accounted for $18,062 during the first nine months of 1999, down from $305,783 expended in the first nine months of 1998. Cardia is not currently accounting for research and development separately. Research and development expenses are currently included in cost of sales and selling, general and administrative costs. Cardia intends to account for research and development separately in future periods.

         NET LOSS

         Cardia's net loss for the three months ended September 30, 1999 was $57,684 , compared to a net loss of $227,065 for the same period of 1998. Cardia recognized a net loss of $284,437 in the first nine months of 1999, as compared to a net loss of $614,367 in the first nine months of 1998. The decrease in net loss for each of the comparative periods was due largely to significantly increased revenues coupled with significantly increased gross profits, and to a substantial decrease in research and development costs.

         LIQUIDITY AND CAPITAL RESOURCES

         Cardia's liquidity as of September 30, 1999 consisted of approximately $400,014 in cash, and $192,159 in accounts receivable. As a result of the merger of Video Learning Systems into the Company, the Company acquired cash of approximately $380,000 and a note receivable with a principal balance of approximately $160,000. Cardia believes that its current liquidity will be sufficient to fund operations for an estimated 12 months. Cardia intends to raise additional capital in the next 12 to 18 months through the issuance of equity or debt securities or through bank debt, or a combination of these means.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cardia's management believes that the market risk association with its market risk sensitive instruments as of September 30, 1999 is not material, and therefore, disclosure is not required.

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

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

              Exhibit 27.           Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1999.

                                        CARDIA, INC.

                                        By  /s/ Joseph A. Marino
                                           -------------------------------------
                                            Chief Executive Officer