Form 10KSB
period 1999-12-31
CARDIA INC
filed 2000-03-30
CIK 1074459

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB


       |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-68167

                                   -----------

                                  CARDIA, INC.
                 (Name of small business issuer in its charter)


            MINNESOTA                                       41-1923885
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

             13770 Frontier Court, Burnsville, Minnesota 55337-4720 (Address of principal executive offices, including zip code)

                                 (612) 997-2100
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE.

State issuer's revenues for its most recent fiscal year: $1,133,906.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. NOT APPLICABLE (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item 1.     Description of Business............................................1
Item 2.     Properties.........................................................6
Item 3.     Legal Proceedings..................................................7
Item 4.     Submission of Matters to a Vote of Security Holders................7

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters................................................7
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7
Item 7.     Financial Statements...............................................9
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................22

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................22
Item 10.    Executive Compensation............................................24
Item 11.    Security Ownership of Certain Beneficial Owners and Management....26
Item 12.    Certain Relationships and Related Transactions....................27
Item 13.    Exhibits and Reports on Form 8-K..................................27

SIGNATURES....................................................................29

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB, including those made in the "Desription of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue," or similar words or expressions. The Company's forward-looking statements generally relate to its business strategies, financial results, product development, regulatory approval matters and sales efforts. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

         It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the difficulties and obstacles inherent in obtaining market acceptance for the cardiac closure devices of the Company which are completely new products for treating cardiac defects and designed to serve as an alternative to open heart surgery, the traditional treatment for such defects; (ii) the potential liability risks inherent in the use of implantable medical devices and the Company's inability to be assured that the products liability insurance coverage it maintains will provide adequate coverage against such potential liabilities; (iii) the challenges and uncertainties associated with the lengthy and costly regulatory clearance processes and ongoing compliance with the extensive requirements of the United States Food and Drug Administration and foreign governments; (iv) the risks and difficulties associated with developing international markets for the Company's products; (v) the fact that the Company is an early stage company with limited financial resources and an accumulated deficit of ($1,698,923), and no assurance can be provided that additional capital will be available to the Company when needed on acceptable terms, if at all; and (vi) the lack of a current public market for the Company's common stock and an inability of the Company to provide any assurance that an active trading market will ever develop or, if developed, will be sustained.


                                     PART I

         Unless the context indicates otherwise, all references to the "Company" and "Cardia" in this Annual Report on Form 10-KSB relate to Cardia, Inc.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Cardia, Inc. is a Minnesota corporation that was formed in October of 1998 as a subsidiary of Applied Biometrics, Inc. ("ABI") to develop, manufacture and market transcatheter closure device products for the repair of certain cardiac defects. These products are based, in part, on certain intellectual property rights ABI acquired in November of 1997 from Bernhard Schneidt and Dr. Rainer Schrader. Prior to October of 1998, a division of ABI engaged in the development of transcatheter closure devices. As of October of 1998, Cardia assumed all activity relating to the development and marketing of these products.

         On February 11, 1999, ABI distributed 375,000 shares of Cardia's common stock, valued at $1.00 per share, to ABI shareholders. Concurrent with the distribution, Cardia sold 125,000 shares of Cardia common stock at a price of $1.00 per share to an officer of the Company. Subsequent to the distribution, Cardia completed a rights offering of approximately 500,000 shares of its common stock to its shareholders at a subscription price of $1.00 per share.

         On October 6, 1999, Video Learning Systems, Inc. ("VLS") was merged into Cardia. VLS ceased operations in approximately 1989 and was not engaged in any active operations at the time of the merger. Cardia was the surviving entity in the merger and is continuing its business as it was being conducted prior to the merger. The assets of VLS, which consisted principally of cash, cash equivalents and a note receivable, became assets of Cardia upon completion of the merger. The former shareholders of VLS received approximately 200,000 shares of Cardia Common Stock in the merger.

PRODUCTS

         Transcatheter closure devices are an entirely new family of small, implantable devices which are delivered through a catheter inserted into a major blood vessel to permanently repair certain cardiac defects in children and adults. The procedure is performed in a cardiac catheterization lab and is intended to reduce the need for open heart surgery, which is currently the accepted method of repairing these defects. Cardia hopes to develop a product family that will be capable of providing an effective, nonsurgical method of correcting a variety of cardiac defects.

         Since the purchase of its transcatheter closure technology, Cardia has been marketing and selling two transcatheter closure devices in Europe. The first device is for the closure of a cardiac defect known as patent ductus arteriosus ("PDA"). The PDA defect is an abnormal passage between two major vessels of the heart and is generally corrected in children. The Company's PDA product has been implanted successfully in over 100 human cases. The second device is designed to correct another cardiac defect known as patent foramen ovale ("PFO"). The foramen ovale defect is an abnormal passage between the right and left chambers of the heart and is generally corrected in adults. Cardia believes that the market for PFO closure devices is significantly larger than the market for PDA closure devices. Cardia has therefore focused the vast majority of its development, regulatory approval and marketing efforts to date on its PFO closure devices. Sales of Cardia's PFO device have accounted for approximately 91% of the revenues generated by the Company during 1999. The Company expects to continue devoting virtually all of its future resources toward the development, production and marketing of its PFO closure devices. It has, therefore, de-emphasized the marketing and sale of its PDA product.

         Cardia's development, testing and marketing efforts have been focused on the European market, where Cardia has recently received certain certifications required to market its products, including the CE mark certification. The certifications that Cardia has obtained are required for the general sale of medical devices in Europe.

         Cardia is not currently marketing or selling any of its products in the United States because it has not applied for or received the necessary regulatory approvals. Cardia has designed a detailed study proposal for submission to the United States Food and Drug Administration with the intention of pursuing FDA Class III implant device approval. Cardia expects to make its submission to the FDA during the second half of 2000 and hopes to be cleared to begin clinical trials by the end of 2000. The FDA approval process is, however, a lengthy process that extends over a significantly protracted period of time. Accordingly, there can be no assurance that the FDA review of Cardia's submission will not encounter prolonged delays. There also can be no assurance that the data collected and submitted by Cardia to the FDA in its premarket approval application will support approval. See "Government Regulation" for a more detailed explanation of the regulatory environment in the United States.

MARKETING, SALES AND DISTRIBUTION

         Cardia believes its closure devices have a broad range of applications for the closure of congenital and acquired cardiac defects. Cardia's PDA closure device has the potential to reduce the need for open heart surgery as the method of closure in many of the nearly 14,000 cases annually in the United States and Europe. Cardia also believes that the PFO cardiac defect, which may be a cause of paradoxical or otherwise inexplicable strokes, represents an even larger market for the prevention of recurring embolic events. Cardia estimates that, as a result of the recent development of an accurate test for detecting PFO cardiac defects in victims of paradoxical strokes, there may be more than 250,000 PFO closure cases annually in the United States and Europe. There is, however, no current consensus on the size of the PFO closure market.

         Cardia's marketing and sales efforts commenced in Europe immediately following Cardia's receipt of all necessary certifications. Sales and distribution efforts in European countries will be conducted through either a direct sales force or specialized sales representatives and distributors, depending on the country. Cardia expects to use a direct sales force in the United States when sales are permitted. Currently, Cardia is recruiting sales representative in several key European countries.

         Cardia has marketed its PFO closure device by focusing its sales efforts on neurologists and cardiologists. Neurologists are important to the process because they are often the medical professionals who first see victims of paradoxical strokes. If a neurologist determines, via testing, that a cardiac defect is the cause of a paradoxical stroke and should be closed, the patient is referred to a cardiologist. Cardia's PFO closure device is implanted by a cardiologist in a catheterization lab, using standard catheterization procedures. The implantation procedure is minimally invasive, and the patient can usually be sent home within twenty-four hours. Cardia has been focusing its efforts to demonstrate to neurologists and cardiologists that its closure device products are a safe, effective, minimally invasive alternative to open heart surgery.

RESEARCH AND DEVELOPMENT

         Cardia's ongoing plans for research and development for its PFO closure device include further improvements of the acquired technology and investigation into modified devices for new applications. Cardia will perform animal pilot trials on those devices which appear to be the most promising. Cardia expended $199,404 on research and development costs in 1999 and expects to spend approximately $200,000 on further research and development in 2000.

COMPETITION

         Cardia's competitors in the cardiac defect closure field are believed to be small to medium sized companies, the most prominent of which are Nitinol Medical Technologies, Inc. located in Boston, Massachusetts, and AGA Medical Corporation and Microvena, Corp., both located in Minneapolis, Minnesota. Cardia believes that one or more of these companies is in clinical trials with closure devices that would compete with Cardia's closure devices. Cardia's competitors may have greater resources and be able to penetrate the transcatheter closure device market in Europe and the United States sooner than Cardia. Although Cardia believes its closure devices are based on sound and competitive technology, there can be no assurance that Cardia's present products will be able to compete successfully with existing or future competitive products or that Cardia will be able to develop or acquire additional products or otherwise effectively respond to new products or technological advances developed by competitors. If Cardia fails to effectively penetrate markets sooner than its competitors, or to successfully compete with existing or future products or technologies, Cardia's anticipated revenues and earnings could be significantly reduced or eliminated.

GOVERNMENT REGULATION

         Government regulation in the United States and other countries is a significant factor in the development and marketing of Cardia's products and in Cardia's ongoing manufacturing and research and development activities. Cardia and its products are regulated by the FDA under a number of statutes, including the Federal Food, Drug and Cosmetic Act.

         Under the Federal Food, Drug and Cosmetic Act, medical devices are categorized into one of three classes, Class I, II or III, on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls such as labeling, premarket notification and adherence to the FDA's good manufacturing practices. For Class II devices, safety and effectiveness can be assured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices, which are life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices, require the highest level of control, generally requiring premarket approval by the FDA to ensure their safety and effectiveness. All companies subject to FDA regulation must comply with a variety of rules, including the FDA's good manufacturing practices regulations, and are subject to periodic inspections by the FDA and other applicable agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers, including powers granted under the Safe Medical Devices Act of 1990. The FDA's powers include, but are not limited to, the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations.

         If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a premarket approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Cardia, however, does not believe that its closure device products under development are substantially equivalent to another legally marketed device.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to another device via the 510(k) process, the manufacturer or distributor must seek premarket approval of the proposed device. A premarket approval application must be submitted, supported by extensive data, including preclinical and clinical trial and follow-up data, to prove the safety and efficacy of the device. Generally, a company is required to obtain an investigative device exemption before it commences clinical testing in the United States in support of a pre-market approval application. The FDA monitors and oversees the use and distribution of such "research use only" and "investigational use only" products. Cardia intends to obtain Class III market clearance for its closure devices through the FDA's investigative device exemption/premarket approval application process. Cardia has designed a detailed study proposal for submission to the FDA in order to obtain such clearance and intends to submit its proposal in the second half of 2000. Although by statute, the FDA has 180 days to review a premarket approval application once it has been accepted for filing, during which time an advisory committee may also evaluate the application and provide recommendations to the FDA, premarket approval application reviews often extend over a significantly protracted time period, often a number of years from filing. Accordingly, there can be no assurance that the FDA review of any premarket approval application submitted by Cardia will not encounter prolonged delays or that the data collected and submitted by Cardia in its premarket approval application will support approval.

         The FDA and the Federal Trade Commission also have the power to scrutinize labeling and promotional activities. The FDA imposes postmarketing controls, and registration, listing, medical device reporting, postmarket surveillance, device tracking and other requirements on medical devices and their manufacturers. If Cardia fails to meet these pervasive FDA requirements, or receives adverse FDA determinations regarding Cardia's clinical and preclinical trials, Cardia and its employees could be subject to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales, or suspension or withdrawal of any previously granted approvals.

         The Federal Food, Drug and Cosmetic Act regulates Cardia's quality control and manufacturing procedures by requiring Cardia and its contract manufacturers to demonstrate compliance with current good manufacturing practices as specified in published FDA regulations. The FDA monitors compliance with good manufacturing practices by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. The continued marketing of Cardia's products may be adversely affected if violations of applicable regulations are noted during FDA inspections of Cardia's manufacturing facilities manufacturers. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect Cardia.

         Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, certification procedures are available for medical devices, the successful completion of which allows the certified devices both to be shipped from the United States and to be placed on the market in all European countries. Medical devices may not be sold in a general manner in Europe unless they display a mark indicating compliance with these procedures. On October 15, 1999, Cardia obtained CE mark certification which has allowed the Company to market its products in countries honoring this designation. There can be no assurance, however, that Cardia will be able to obtain regulatory approvals or clearances for its products in foreign countries that do not recognize the CE mark.

         No assurance can be given that the FDA or other regulatory authorities will give, on a timely basis, if at all, the requisite approvals for medical products currently under development by Cardia or that may be developed by Cardia in the future. Even if approvals are received, the process of obtaining clearance to market medical products is costly and time consuming and can delay the marketing and sale of Cardia's products. Further, federal, state, foreign and other regulations regarding the manufacture and sale of medical devices are subject to change. Cardia cannot predict what impact such changes, if any, might have on its business, financial condition or results of operations.

MANUFACTURING AND OPERATIONS

         Cardia manufactures and assembles its closure devices at its facilities in Burnsville, Minnesota. Certain of the components of Cardia's products are manufactured by third-party vendors. Cardia has received ISO certification that its manufacturing facilities comply with European standards for quality assurance and manufacturing process control. Cardia maintains a quality assurance program in order to ensure compliance with ISO standards.

         Cardia's business is not currently dependent on one or a few major customers. It is also not currently dependent on a limited number of sources or availability of raw materials to manufacture its products under development.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         There are several patents relating to Cardia's closure devices. A U.S. patent, two German utility model registrations and a pending European patent application exist for its PDA device. A German utility model application, three U.S. patent applications European and Brazilian applications have been filed for Cardia's PFO device.

         There can be no assurance that patents will be issued on products under development by Cardia or to be developed by Cardia in the future, that the patents issued to Cardia in the past or in the future will be of material benefit, or that Cardia will have sufficient resources to enforce its patent rights. Nor can there be any assurance that Cardia's products do not infringe on patents, copyrights or other proprietary information known or claimed by others, or that others will not successfully utilize part of or all of Cardia's technologies without compensation to Cardia. If Cardia is found to have infringed on the rights of a third party, Cardia may be unable to market its products without a license from such third party. There can be no assurance that Cardia would be able to obtain such a license on satisfactory terms, or at all. Cardia also relies for protection of trade secrets and proprietary know-how on its internal security and secrecy measures and on employment and consulting agreements requiring employees and consultants of Cardia to observe the confidentiality of company information and to assign to Cardia inventions developed in the course of work performed for Cardia.

EMPLOYEES

         Cardia currently employs 10 full-time employees and 2 part-time employees. The full-time employees are engaged in research and development, manufacturing, and sales and marketing activities. Cardia believes that its relations with its employees are good. The part-time employees are primarily engaged in administrative functions. None of Cardia's employees is covered by a collective bargaining agreement.

AVAILABLE INFORMATION

         The Company files annual, quarterly and current reports, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any reports, statements or other information we file at the SEC's Public Reference Room, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549 and at the SEC's Regional Offices at 7 World Trade Center, Suite 1300, New York, New York, 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company's filings are also available to the public on the SEC Web Site at http:/www.sec.gov.


ITEM 2. PROPERTIES

         The Company leases approximately 4,500 square feet of space in Burnsville, Minnesota, a suburb of Minneapolis. The lease provides for monthly rental payments which escalate over the term of the lease which expires in September of 2004. The current monthly rental payments are approximately $6,343 and include payment for certain costs associated with the leased facilities, such as real estate taxes, utilities and maintenance expenses. Cardia believes that its present facilities are in good condition and adequate for its current operations.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any litigation and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         As of the date of this Report, there is no public trading market in the United States or elsewhere for the common stock of the Company. The Company has recently been working with market makers in order to develop a public market for its common stock. There can be, and is, no assurance that market makers will make or maintain a market in the common stock of the Company or that, even if a market is made and maintained in the stock, that the common stock of the Company will trade at prices deemed attractive or reasonable to the current shareholders of the Company.

SHAREHOLDERS

         As of March 28, 2000, there were approximately 112 holders of record of common stock of the Company. The Company believes that these record holders represent approximately 1,300 beneficial owners.

DIVIDENDS

         The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future. The Company currently intends to retain any earnings for use in the operation and expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Cardia, Inc. is a Minnesota corporation that was formed in October of 1998 as a subsidiary of Applied Biometrics, Inc. ("ABI") to develop, manufacture and market transcatheter closure device products for the repair of certain cardiac defects. These products are based, in part, on certain intellectual property rights ABI acquired in November of 1997 from Bernhard Schneidt and Dr. Rainer Schrader. Prior to October of 1998, a division of ABI engaged in the development of transcatheter closure devices. Cardia plans to continue research and development, as well as conduct clinical trials for its closure devices. Research and development activities will include further improvements of the acquired technology, continued testing and improvement of the closure device technology Cardia has developed, and investigation of modified devices for new applications. Cardia will perform animal pilot trials on those devices which appear to be the most promising.

RESULTS OF OPERATIONS

         REVENUES. Revenues for 1999 were $1,133,906 as compared to revenues of $167,240 in 1998. Cardia's revenues have been generated by marketing its PDA and PFO closure devices in Europe. In October 1999, Cardia received the CE mark for its products, which allows the Company to market its products throughout Europe. Cardia has turned its primary focus to the marketing of its PFO device and expects the majority of future revenue to be generated from the sale of this product. Although Cardia may release additional product variations during 2000, it is not expected that these variations would contribute significantly to the Company's revenues during the year. In general, the Company believes that PFO closure is in the very early stage of market acceptance and that revenue for this procedure is likely to increase over the next several years.

         GROSS PROFIT. Gross profit for 1999 was $901,011, up from $133,588 in 1998. The increase in gross profit in 1999 from the previous year can be attributed to the significant increase in 1999 in revenues generated by Cardia in connection with sales of its transcatheter closure devices, which were limited during 1998. Gross profit as a percentage of net sales was 79.4% for 1999 compared to 79.9% for 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Cardia expended $1,222,782 in 1999 on selling, general and administrative expenses, up from $564,826 in 1998. The majority of these expenses are attributable to an increase in Cardia's sales and marketing activities that occurred after Cardia obtained CE mark approval in Europe. Cardia expects to add between four and six full-time employees during 2000. Those additional personnel will not be added, however, unless business growth justifies additional employees.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $199,404 during 1999, down from $405,148 expended in 1998. This reflects the Company's shift in focus from primarily research and development in 1998 to sales and marketing in 1999. The Company's plans for research and development for its closure devices include continued further improvements and investigation into modified devices for new applications. Cardia expects to spend approximately $200,000 on research and development during 2000 in order to enhance existing products and develop new product extensions that are complimentary to the Company's existing products.

         NET LOSS. Cardia recognized a net loss of $404,671 in 1999, as compared to a net loss of $836,386 in 1998. Net loss decreased in 1999 as a result of significantly increased revenues. In 1999, the net loss per share was ($0.45), compared to a net loss per share of ($2.23) in 1998.

         LIQUIDITY AND CAPITAL RESOURCES. Cardia's liquidity as of December 31, 1999 consisted of approximately $753,768 in cash, a demand note receivable in the amount of $156,602 and $157,466 in accounts receivable. In conjunction with the merger of Video Learning Systems, Inc. with and into Cardia on October 6, 1999, Cardia acquired approximately $549,960 in cash and a demand note receivable. Cardia believes that its liquidity will be sufficient to fund operations through 2000.

ITEM 7. FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants - Grant Thornton LLP Report of Independent Accountants - PricewaterhouseCoopers LLP
Balance Sheets as of December 31, 1999 and 1998
Statements of Operations for the Years Ended December 31, 1999 and 1998 Statements of Shareholders' Equity for the Years Ended December 31, 1999 and
 1998
Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 Notes to Financial Statements for the Years Ended December 31, 1999 and 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
   Cardia, Inc.

         We have audited the accompanying balance sheet of Cardia, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardia, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP


Minneapolis, Minnesota
January 21, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Cardia, Inc.

In our opinion, the balance sheet as of December 31, 1998 and the related statements of operations, shareholders' equity and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Cardia, Inc. at December 31, 1998 and for the year then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Cardia, Inc. for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 18, 1999

                                  CARDIA, INC.

                                 BALANCE SHEETS

                                  DECEMBER 31,

                ASSETS                                      1999             1998
                                                        ------------     ------------
CURRENT ASSETS
   Cash and equivalents                                 $    753,768     $        500
   Accounts receivable                                       157,466           92,917
   Note receivable                                           156,602               --
   Inventories                                                53,512           50,888
   Prepaid expenses                                            7,430           11,285
                                                        ------------     ------------

                Total current assets                       1,128,778          155,590

PROPERTY AND EQUIPMENT - NET                                  63,028           27,371

INTANGIBLE ASSETS - NET                                       66,666           83,332
                                                        ------------     ------------

                                                        $  1,258,472     $    266,293
                                                        ============     ============

                LIABILITIES AND
                   SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $     38,981     $     63,651
   Accrued expenses                                           23,787               --
                                                        ------------     ------------

                Total current liabilities                     62,768           63,651

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued or outstanding                 --               --
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 1,200,053 and 0 shares issued and
      outstanding at December 31, 1999 and 1998               12,001               --
   Advances by Applied Biometrics, Inc.                           --        1,496,894
   Additional paid-in capital                              2,882,626               --
   Accumulated deficit                                    (1,698,923)      (1,294,252)
                                                        ------------     ------------
                                                           1,195,704          202,642
                                                        ------------     ------------

                                                        $  1,258,472     $    266,293
                                                        ============     ============


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,



                                                     1999            1998
                                                 -----------     -----------

Net sales                                        $ 1,133,906     $   167,240

Cost of sales                                        232,895          33,652
                                                 -----------     -----------

                Gross profit                         901,011         133,588

Operating expenses
   Selling, general and administrative             1,122,782         564,826
   Research and development                          199,404         405,148
                                                 -----------     -----------
                                                   1,322,186         969,974
                                                 -----------     -----------

                Operating loss                      (421,175)       (836,386)

Interest income                                       16,504              --
                                                 -----------     -----------

                NET LOSS                         $  (404,671)    $  (836,386)
                                                 ===========     ===========

Net loss per common share - basic and diluted    $     (0.45)    $     (2.23)
                                                 ===========     ===========

Weighted average common and common equivalent
   shares outstanding - basic and diluted            892,641         375,000
                                                 ===========     ===========


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31,

                                                                     ADVANCES
                                   COMMON STOCK       ADDITIONAL   FROM APPLIED
                                   ------------        PAID-IN      BIOMETRICS,     ACCUMULATED
                               SHARES       AMOUNT     CAPITAL          INC.          DEFICIT          TOTAL
                              ---------    -------    ----------    -----------     -----------     -----------
Balances at January 1,
1998                                 --    $    --    $       --    $   557,866     $  (457,866)    $   100,000

   Advances by Applied
     Biometrics, Inc.                --         --            --        939,028              --         939,028

   Net loss                          --         --            --             --        (836,386)       (836,386)
                              ---------    -------    ----------    -----------     -----------     -----------

Balances at December 31,             --         --            --      1,496,894      (1,294,252)        202,642
1998

   Advances by Applied
     Biometrics, Inc.                --         --            --        222,773              --         222,773

   Distribution to Applied
     Biometrics, Inc.
     shareholders               375,000      3,750     1,715,917     (1,719,667)             --              --

   Sale of common stock         625,081      6,251       618,749             --              --         625,000

   Shares issued in
     acquisition of Video
     Learning Systems,          199,972      2,000       547,960             --              --         549,960
     Inc.

Net loss                             --         --            --             --        (404,671)       (404,671)
                              ---------    -------    ----------    -----------     -----------     -----------

Balance at December 31,
1999                          1,200,053    $12,001    $2,882,626    $        --     $(1,698,923)    $ 1,195,704
                              =========    =======    ==========    ===========     ===========     ===========


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                 1999            1998
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $  (404,671)    $  (836,386)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              27,577          19,709
       Changes in operating assets and liabilities:
         Accounts receivable                                     (64,549)        (92,917)
         Inventories                                              (2,624)        (50,888)
         Prepaid expenses                                          3,855         (11,285)
         Accounts payable                                        (24,670)         63,651
         Accrued liabilities                                      23,787              --
                                                             -----------     -----------

                Net cash used in operating activities           (441,295)       (908,116)

Cash flows from investing activities:
   Purchase of property and equipment                            (46,568)        (30,412)
                                                             -----------     -----------

                Net cash used in investing
                   activities                                    (46,568)        (30,412)

Cash flows from financing activities:
   Payments received on note receivable                            8,102              --
   Proceeds from issuance of common stock                        625,000              --
   Cash received from acquisition                                385,256              --
   Advances made by Applied Biometrics, Inc.                     222,773         939,028
                                                             -----------     -----------

                Net cash provided by financing activities      1,241,131         939,028
                                                             -----------     -----------

                NET INCREASE IN CASH
                   AND EQUIVALENTS                               753,268             500

Cash and equivalents at beginning of year                            500              --
                                                             -----------     -----------

Cash and equivalents at end of year                          $   753,768     $       500
                                                             ===========     ===========


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cardia (Cardia or the Company) was formed to develop, manufacture, and market Transcatheter Closure Devices (TCDs) and since October 1998 has operated as a subsidiary of Applied Biometrics, Inc. (ABI). In December 1998, the Board of Directors of ABI approved a plan to distribute ABI's interest in the Company as a dividend to the shareholders of ABI. The distribution occurred on February 11, 1999.

   Cardia manufactures TCDs in its Minnesota manufacturing facility and sells its products to hospitals, universities and doctors in Europe, principally Germany. TCDs are a new generation of implantable device technologies which are delivered through a catheter to permanently repair certain cardiac defects in children and adults.

   Basis of Presentation

   The accompanying financial statements as of December 31, 1998 and for the year then ended include the specifically identifiable net assets of the transcatheter closure operations of ABI and the results of operations of that business. Costs related to functions performed by ABI on behalf of the Company for the year ended December 31, 1998 and for the period January 1, 1999 to February 11, 1999 have been charged to the Company. Such costs allocated by ABI include certain general and administrative costs such as personnel costs, legal costs and costs of the finance function. These allocations of costs were determined in a manner which management considers to reflect the incremental costs of providing these services. The terms of these transactions and allocations of costs were determined between related parties and may therefore differ from terms which would have occurred between wholly unrelated parties or had the Company operated as a completely autonomous entity since inception.

   The financial information included herein may not necessarily be indicative of the financial position, results of operations, or cash flows of the Company in the future or what the financial position, results of operations, or cash flows would have been if the Company had been a separate, independent company during the periods presented.

   Acquisition of Technology

   ABI acquired the rights to the TCD technology in an acquisition consummated in November 1997. The purchase price for the acquired technology was approximately $542,000 and was comprised of 85,000 shares of ABI stock and $32,000 of related acquisition costs. The acquired technologies consisted of a pediatric product which has been subsequently marketed internationally on a limited basis and rights to another product with therapeutic applications to adults which required substantial additional development. The purchase price allocation included approximately $100,000 to capitalizable intangible assets related to the developed product. The technology purchase agreement also requires the payment of royalties equal to 3% of the net sales price of Vessel/Septal Occluder devices sold, payable on a quarterly basis for a period of six years.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Cash and Equivalents

   Cash equivalents are highly liquid marketable securities with original maturities of three months or less. At December 31, 1999, 15% of cash and equivalents were held in one financial institution in Germany.

   Concentrations of Credit Risk

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Management performs on-going credit evaluations of its customers.

   During 1999, nearly all of the Company's revenue was derived from customers located in Germany. Three customers accounted for 13%, 11% and 10% of total revenues for the year ended December 31, 1999. At December 31, 1999, all accounts receivable are denominated in a foreign currency and are from customers located in Germany.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist primarily of raw materials.

   Property and Equipment

   Property and equipment are stated at cost with depreciation computed using accelerated methods over the estimated useful lives of the assets, generally five years. Expenditures for additions and improvements are capitalized while repair and maintenance costs are expensed as incurred.

   Intangible Assets

   The cost of acquired intangible assets is capitalized and amortized on a straight-line basis over an estimated useful life of six years. The recoverability of unamortized intangible assets is assessed on an ongoing basis by comparing discounted future cash flows from the related product to book value.

   Revenue Recognition

   Revenue is recognized upon shipment of goods to customers.

   Foreign Currency

   Net realized and unrealized losses of $29,800 from transactions denominated in a foreign currency are included in the net loss for the year ended December 31, 1999. Accounts receivable of the Company are translated at rates of exchange at the end of the period. The Company does not enter into foreign currency hedging transactions.

   Stock Options

   The Company utilizes the intrinsic value method of accounting for its stock option plan. Pro-forma information related to the fair value based method of accounting is contained in note E.

   Net Loss Per Common Share

   Basic net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Options to purchase 148,100 shares of common stock with weighted average prices of $1.03 were outstanding during 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.

   For periods prior to the spin-off of Cardia from ABI, weighted-average shares outstanding have been determined as if the distribution of shares in the spin-off had occurred as of the inception of the Company.

   Use of Estimates

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE B - NOTE RECEIVABLE

   In conjunction with the Video Learning Systems, Inc. merger in October 1999 (note D), a promissory note was transferred to the Company in the amount of $164,704. The note bears interest at 7% and is due October 2002 or on demand.


NOTE C - FINANCIAL STATEMENT COMPONENTS

   Property and equipment consisted of the following at December 31:

                                                        1999               1998
                                                        ----               ----

     Furniture and fixtures                         $  5,288           $  7,496
     Machinery and equipment                          68,651             22,916
                                                    --------           --------
                                                      73,939             30,412
     Less accumulated depreciation                   (10,911)            (3,041)
                                                    --------           --------

                                                    $ 63,028           $ 27,371
                                                    ========           ========

   Intangible assets consisted of the following at December 31:

                                                        1999               1998
                                                        ----               ----

     Intangible assets                              $100,000           $100,000
     Less accumulated depreciation                   (33,334)           (16,668)
                                                    --------           --------

                                                    $ 66,666           $ 83,332
                                                    ========           ========

NOTE D - SHAREHOLDERS' EQUITY

   Initial Capitalization and Financing

   In December 1998, the Board of Directors of ABI approved a plan to distribute ABI's interest in the Company as a dividend to the shareholders of ABI (the Distribution). Under the plan, ABI shareholders received one share of Cardia for every 11.563 shares of ABI common stock. The Distribution to shareholders occurred on February 11, 1999, with a total distribution of 375,000 of Cardia shares. Concurrent with the Distribution, the Company sold 125,000 shares of Cardia common stock at a price of $1 per share to an officer of the Company.

   Subsequent to the Distribution, the Company completed a rights offering of its common stock to sell an aggregate of 500,000 shares of common stock at a subscription price of $1 per share, on the basis of one right for each share of Cardia common stock held by a shareholder immediately after the Distribution.

   Acquisition

   The Company entered into an Agreement and Plan of Merger with Video Learning Systems, Inc. ("VLS") pursuant to which VLS merged into the Company on October 6, 1999. The Company is the surviving entity.

   VLS has not conducted an active trade of business in 199 or 1998. Therefore, the transaction was accounted for as a financing transaction. The Company issued 199,972 shares of common stock in exchange for the net assets of VLS which consisted of $385,256 in cash and $164,704 note receivable.

NOTE E - STOCK OPTIONS

   On January 27, 1999, the Board of Directors and sole shareholder of the Company adopted the Cardia, Inc. 1999 Omnibus Stock Incentive Plan to provide for the granting of stock-based incentives to officers, key employees and directors of the Company. The Company has reserved 200,000 shares of its common stock for issue in connection with awards granted pursuant to the plan. Options under the Company's agreements are generally granted to be exercised at management's best estimate of the current fair market price of the stock and expire 10 years from the grant date.

   Option transactions for the year ended December 31, 1999 are summarized as follows:

                                                        Weighted
                                                        Average
                                                        Exercise
                                          Shares         Price
                                          ------        --------

     Outstanding at January 1, 1999            --        $   --
      Granted                             148,100          1.03
                                          -------
     Outstanding at December 31, 1999     148,100          1.03
                                          =======        ======

   The following table summarizes information about stock options at December 31, 1999:

                                   Options outstanding                 Options exercisable
                                   -------------------                 -------------------
                                       Weighted-
                         Number         average         Weighted-      Number       Weighted-
       Range of       outstanding      remaining         average    exercisable     average
       exercise            at         contractual       exercise        at          exercise
        prices          year end         life            price       year end        price
        ------          --------        ------          -------      --------       ------
     $1.00 - $1.10      148,100        9.6 years         $1.03        144,433        $1.03

   The weighted average fair value of the options granted during 1999 are $0.67. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1999: no dividend yield; risk-free rate of return of 6.5%; volatility of 50%; and an average term of 5 years. The proforma net loss for 1999 is $503,671 or $0.56 per share, had the fair value method been used, although this may not be representative of the future effects of applying this method.

NOTE F - INCOME TAXES

   The Company was part of the consolidated tax return of ABI until spun-off as a separate company in February 1999. No tax benefits from losses prior to that date are available for carryforward to future periods.

   There is no current or deferred tax expense for the period ending December 31, 1999, due to a valuation allowance recorded to offset the deferred tax assets created by the current period loss and the difference in the useful life of the intangible asset for book and tax purposes. For tax purposes, all acquired technology of the Company is capitalized and amortized over a life of 15 years. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

   Deferred tax assets consist of the following at December 31, 1999:

                Intangible asset amortization               $ 160,000
                Net operating loss carryforward               170,000
                                                            ---------

                      Total deferred tax assets               330,000

                Valuation allowance                          (330,000)
                                                            ---------

                      Net deferred tax asset                $      --
                                                            =========

   The Company's net operating loss carryforward of approximately $421,000 will expire in 2019.

   Differences between income tax benefit and amounts derived by applying the statutory federal income tax rate of 34% to loss before income taxes for the years ending December 31, 1999 and 1998 are due to the recognition of the valuation allowance.

NOTE G - LEASE COMMITMENT

   The Company conducts its operations in a leased facility under an operating lease that expires September 2004. The lease provides that real estate taxes, insurance, and maintenance expenses are obligations of the Company. Minimum rental payments for the years ending December 31 are as follows:

                2000                            $77,240
                2001                             81,158
                2002                             83,397
                2003                             85,076
                2004                             63,807

   Rent expense, including real estate taxes and maintenance expenses, was approximately $21,174 for the year ended December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective November 15, 1999, PricewaterhouseCoopers LLP resigned as the principal accountant to audit Cardia, Inc.'s financial statements, beginning with its financial statements for the year ending December 31, 1999.

    The report of PricewaterhouseCoopers LLP on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's most recent two fiscal years ending December 31, 1998, and each subsequent interim period preceding November 15, 1999 which, if not resolved to PricewaterhouseCoopers LLP's satisfaction, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with their reports.

    The Company requested that PricewaterhouseCoopers LLP furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company, and, if not, stating the respects in which it does not agree. A letter from PricewaterhouseCoopers LLP was included as Exhibit 16 to the Company's Current Report on Form 8-K (the "Current Report"), stating their agreement with the statements made by the Company in the Current Report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table provides information about the Company's directors and executive officers:

   Name                     Age               Position                                       Since
   ----                     ---               --------                                       -----
   Joseph A. Marino .......... 47     Chairman of the Board of Directors, Chief Executive
                                       Officer, President, Treasurer and Director            1998
   Peter Buonomo ............. 38     Vice President                                         1998
   Thomas E. Brust ........... 40     Director                                               1998
   Christopher J. Turnbull ... 43     Director                                               1999
   Peter R. Peterson ......... 65     Director                                               1999

-----------

JOSEPH A. MARINO. Chairman, President, Chief Executive Officer, Treasurer and
   Director of Cardia since November 1998; Chairman of Applied Biometrics, Inc. from 1994 to June 1999 and Chief Financial Officer from 1993 to 1996.

PETER BUONOMO. Vice President of Cardia since November 1998; Vice President of
   Sales and Marketing of Applied Biometrics, Inc. from 1996 to March 1999, Vice President of Marketing since 1995 and Director of Marketing from 1994 to 1995.

THOMAS E. BRUST. Director of Cardia since November 1998; Chairman and Chief
   Executive Officer of Micronet Medical, Inc., a medical device manufacturer, since 1992.

CHRISTOPHER J. TURNBULL. Director of Cardia since January 1, 1999; Director and
   Chief Executive Officer of St. Paul Medical Inc., a disposable medical device manufacturer, since 1993; President of Critical Care Anesthetist, P.A., a provider of contract nurse anesthetist anesthesia services to hospitals and ambulatory healthcare facilities, since 1987; served as the interim President of Oxboro Medical International, a medical device manufacturer, from 1998 until 1999.

PETER R. PETERSON. Director of Cardia since October 7, 1999; Director of PPT
   Vision, Inc., a manufacturer, marketer and integrator of machine vision systems; Secretary and Director of Electro-Sensors, Inc., a manufacturer and distributor of industrial production monitoring and process control systems. Mr. Peterson served as Secretary of Electro-Sensors since 1973 and served as Chairman of the Board from 1969 to 1989. He is also President of P. R. Peterson, Inc., a venture capital firm where he has served for over five years; Chairman and Chief Executive Officer of Video Learning Systems, Inc. from 1982 to 1999.

BOARD COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is currently comprised of Messrs. Turnbull (Chair) and Brust. The Audit Committee meets with the Company's independent auditors and representatives of management to review the internal and external financial reporting of the Company, reviews the scope of the internal auditors' examination, considers comments by the auditors regarding internal controls and accounting procedures and management's response to these comments and approves any material non-audit services to be provided by the Company's internal auditors. The Audit Committee met one time during 1999.

         The Compensation Committee is currently composed of Messrs. Turnbull and Brust (Chair). The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation, stock options and benefits of officers and employees. The Compensation Committee met one time during 1999.

         The Company does not have a Nominating Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ending December 31, 1999, 1998 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Joseph A. Marino, the Company's Chief Executive Officer, and each of the other executive officers of the Company as determined in accordance with the Securities and Exchange Commission rules (together with Mr. Marino, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                             ANNUAL COMPENSATION        COMPENSATION
                                             -------------------        ------------
                                                                         SECURITIES          ALL OTHER
                                             SALARY         BONUS    UNDERLYING OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR(1)        ($)           ($)            (#)                 ($)
---------------------------     -------      -------        -----    ------------------    ------------
Joseph A. Marino(2) ..........   1999       $155,833         -0-            50,000              -0-
  Chief Executive Officer        1998          -0-           -0-             -0-                -0-
                                 1997          -0-           -0-             -0-                -0-

Peter Buonomo(3) .............   1999        82,500          -0-            25,000              -0-
  Vice President                 1998          -0-           -0-             -0-                -0-
                                 1997          -0-           -0-             -0-                -0-

--------------

(1)      Cardia was formed in October 1998.

(2) Mr. Marino became Chief Executive Officer of the Company in November 1998 and received a salary for the remainder of the year through February 9, 1999, from Applied Biometrics, Inc.

(3) Mr. Buonomo became Vice President of the Company in November 1998 and received a salary for the remainder of the year through February 9, 1999 from Applied Biometrics, Inc.

         The following table provides information about each stock option grant made during the fiscal year ended December 31, 1999 to the Named Executives:

                        OPTION GRANTS IN FISCAL YEAR 1999

                    NUMBER OF SECURITIES    PERCENT OF TOTAL OPTIONS    EXERCISE OR BASE
                     UNDERLYING OPTIONS       GRANTED TO EMPLOYEES           PRICE          EXPIRATION
NAME                   GRANTED(#)(1)           IN FISCAL YEAR(%)           ($/SHARE)           DATE
----                   -------------           -----------------           ---------           ----
Joseph A. Marino           50,000                     47.3%                   $1.10          1/27/09
Peter Buonomo              25,000                     23.7%                   $1.00          3/04/09

--------------

(1) The options granted to each of Messrs. Marino and Buonomo were granted pursuant to the Company's 1999 Omnibus Stock Incentive Plan and contain an automatic reload feature. The reload feature provides for the automatic issuance of additional stock options upon the exercise by either Mr. Marino or Mr. Buonomo of currently outstanding options. The additional options are equal in number to the number of options exercised but have an exercise price equal to the fair market value of the Common Stock of the Company on the date the replacement options are granted.

         The following table summarizes stock option exercises during the fiscal year ended December 31, 1999 and the total number of options held at the end of fiscal year 1999 by the Named Executives:


                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1999
                       AND FISCAL YEAR END OPTION VALUES

                                                NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                       SHARES                        UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                    ACQUIRED ON      VALUE             DECEMBER 31, 1999(#)            DECEMBER 31, 1999($)
     NAME           EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
     ----           -----------    -----------    -----------    -------------     -----------    -------------
Joseph A. Marino        -0-            -0-           50,000           -0-              (1)             -0-
Peter Buonomo           -0-            -0-           25,000           -0-              (1)             -0-

----------------

(1) There is and has been no established trading market or market price for the Common Stock of the Company. See Item 5. The Company has estimated that the fair market value of its Common Stock to be $1.00 per share. Accordingly, the options that have been granted by the Company to Messrs. Marino and Buonomo, exercisable at a per share price of $1.10 and $1.00, respectively, are not in-the-money.

EMPLOYMENT AGREEMENTS

         The Company does not currently have any employment agreements with either Messrs. Marino or Buonomo.

NON-EMPLOYEE DIRECTOR COMPENSATION

         Members of the Board of Directors receive no cash compensation in connection with their service. All Directors are reimbursed for their travel expenses incurred in attending board meetings. Upon their election to the Board of Directors, each of Messrs. Brust, Turnbull and Peterson received a ten-year, non-qualified stock option to purchase 10,000 shares of common stock of the Company at an exercise price of $1.00 per share, the Company's estimate of the fair market value of its common stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents, as of March 28, 2000, the number and percent regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and executive officers of the Company as a group:

                NAME AND ADDRESS OF
                 BENEFICIAL OWNERS                                 SHARES OWNED
                 -----------------                    ---------------------------------------

                                                       NUMBER OF SHARES            PERCENTAGE
                                                      BENEFICIALLY OWNED            OF CLASS
                                                      ------------------            --------
Cede & Co. ..........................................    635,375                     52.9%
c/o Depository Trust Co.
P.O. Box 20
Bowling Green Station
New York, New York 10004

Joseph A. Marino ....................................    330,433(1)(2)(3)            26.4%
13770 Frontier Court
Burnsville, Minnesota 55337

David B. Johnson ....................................     86,588(4)                   7.2%
Miller Johnson & Kuehn, Inc.
5500 Wayzata Blvd., Suite 800
Minneapolis, Minnesota 55416

Aaron Boxer Revocable Trust .........................     76,072(5)                   6.3%
c/o Miller Johnson & Kuehn, Inc.
5500 Wayzata Blvd., Suite 800
Minneapolis, Minnesota 55416

Peter R. Peterson ...................................     49,474(1)(6)                4.1%

Peter Buonomo .......................................     25,000(3)(7)                2.0%

Thomas E. Brust .....................................     10,000(1)(8)                  *

Christopher J. Turnbull .............................     10,000(1)(9)                  *

All executive officers and directors as a group
(5 persons) .........................................    424,907(2)(6)(7)(8)(9)      32.6%

-----------------------

* Less than 1%.

(1)  Current director of Cardia, Inc.

(2) Includes 50,000 shares which could be purchased by Mr. Marino under stock options exercisable within sixty (60) days. Also includes 2,773 shares held by Mr. Marino's daughter, Anna M. Marino, and 30,000 shares held by Mr. Marino or his wife in trusts for their children, the beneficial ownership of all of such shares is disclaimed.

(3)  Current executive officer of Cardia, Inc.

(4) Based upon the Schedule 13G/A filed with the Securities and Exchange Commission on February 22, 2000. Includes 56,091 and 46 shares owned respectively by Betty Johnson and Todd Johnson, wife and son of David B. Johnson. Mr.

     Johnson has sole voting and dispositive power with respect to 30,451 shares and shared voting and dispositive power with respect to 56,137 shares.

(5) Based upon the Schedule 13G filed with the Securities and Exchange Commission on February 22, 2000. The Aaron Boxer Revocable Trust has sole voting and dispositive power with respect 68,289 shares and shared voting and dispositive power with respect to 7,783 shares.

(6) Includes 10,000 shares which could be purchased by Mr. Peterson under stock options exercisable within sixty (60) days of the date hereof. Calculation also includes 8,812 shares owned by a subsidiary of Electro-Sensors, Inc., of which Mr. Peterson is a director and controlling shareholder.

(7) Includes 25,000 shares which could be purchased by Mr. Buonomo under stock options exercisable within sixty (60) days of the date hereof.

(8) Includes 10,000 shares which could be purchased by Mr. Brust under stock options exercisable within sixty (60) days of the date hereof.

(9) Includes 10,000 shares which could be purchased by Mr. Turnbull under stock options exercisable within sixty (60) days of the date hereof.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

 2.1 Agreement and Plan of Merger between Cardia, Inc. and Video Learning Systems, Inc. dated July 1, 1999 (incorporated herein by reference to Appendix A to the Company's Registration Statement on Form S-4, Commission File No. 333-68167).

 2.2 Distribution Agreement dated November 1, 1998 between Applied Biometrics, Inc. and Cardia, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2, as amended, Commission File No. 333-68187 (hereinafter, the "SB-2 Registration Statement")).

 3.1 Articles of Incorporation of Cardia, Inc. (incorporated herein by reference to Exhibit 3.1 to the SB-2 Registration Statement).

 3.2* Articles of Amendment to Articles of Incorporation of Cardia, Inc.

 3.3 Bylaws of Cardia, Inc. (incorporated herein by reference to Exhibit 3.2 to the SB-2 Registration Statement).

 4.1 Articles of Incorporation, Articles of Amendment to Articles of Incorporation and Bylaws of Cardia, Inc. (incorporated by reference to Exhibit Nos. 3.1, 3.2 and 3.3 above).

 4.2 Specimen of Common Stock Certificate for Common Stock of Cardia, Inc., $.01 par value per share (incorporated herein by reference to Exhibit
         4.2 of the SB-2 Registration Statement).

10.1 Cardia, Inc. 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the SB-2 Registration Statement).

16.1 Letter dated November 18, 1999 from PricewaterhouseCoopers, LLP (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K, Commission File No. 333-68167).

24.1*     Power of Attorney (included on the signature page hereof).

27.1*    Financial Data Schedule.

-----------

* Documents filed herewith.


(b)  REPORTS ON FORM 8-K

     A Report on Form 8-K was filed on November 18, 1999 to report that PricewaterhouseCoopers, LLP, Cardiac's certifying accountant, resigned on November 15 1999. See Item 8.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CARDIA, INC.
                                ("Registrant")


Dated: March 28, 2000           By /s/ Joseph A. Marino
                                   --------------------------------------
                                   Joseph A. Marino
                                   Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 28, 2000 on behalf of the Registrant in the capacities indicated.

                               (POWER OF ATTORNEY)

     Each person whose signature appears below constitutes and appoints JOSEPH
A. MARINO and PATRICK DELANEY as his or her true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


/s/ Joseph A. Marino
----------------------------------
Joseph A. Marino
Chief Executive Officer, President, Treasurer
and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)


/s/ Thomas E. Brust
----------------------------------
Thomas E. Brust
Director


/s/ Christopher J. Turnbull
----------------------------------
Christopher J. Turnbull
Director


/s/ Peter R. Peterson
----------------------------------
Peter R. Peterson
Director