Form 10KSB/A
period 1999-12-31
CARDIA INC
filed 2000-04-28
CIK 1074459

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A


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

                                    PART III

         Item 9 is amended and restated in its entirety to read as follows:

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information about the Company's directors and executive officers:



NAME                                            Age                          Position                             Since
----                                            ---                          --------                             -----

   Joseph A. Marino.........................     48     Chairman of the Board of Directors, Chief
                                                        Executive Officer, President, Treasurer and               1998
                                                        Director
   Peter Buonomo............................     38     Vice President                                            1998
   Thomas E. Brust .........................     41     Director                                                  1998
   Christopher J. Turnbull..................     43     Director                                                  1999
   Peter R. Peterson........................     66     Director                                                  1999


-----------

JOSEPH A. MARINO. Chairman of the Board, Chief Executive Officer, President, and Treasurer of Cardia since November 1998; Chairman of the Board, Chief Executive Officer and President of Applied Biometrics, Inc., a Minneapolis-based medical device company, from 1994 to March 1999; Director of Electro-Sensors, Inc., a manufacturer and distributor of industrial production monitoring and process control systems, since 1994.

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

CHRISTOPHER J. TURNBULL. Director of Cardia since January 1, 1999; Director and Chief Executive Officer of St. Paul Medical Inc., a disposable medical device manufacturer, since 1993; President of Critical Care Anesthetist, P.A., a provider of contract nurse anesthesia services to hospitals and ambulatory healthcare facilities, since 1987; served as the interim President of Oxboro Medical International, a medical device manufacturer, from 1998 until 1999.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Not applicable.

         Item 11 is amended and restated in its entirety to read as follows:

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table presents, as of March 28, 2000, the number and percent regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and executive officers of the Company as a group:


                       NAME AND ADDRESS OF
                        BENEFICIAL OWNERS                                                 SHARES OWNED
                        -----------------                                                 ------------
                                                                         NUMBER OF SHARES               PERCENTAGE
                                                                         BENEFICIALLY OWNED              OF CLASS
                                                                         ------------------              --------
Cede & Co....................................................                619,175                      51.6%
  c/o Depository Trust Co.
  P.O. Box 20
  Bowling Green Station
  New York, New York  10004

Joseph A. Marino ............................................                344,533(1)(2)(3)             27.6%
  13770 Frontier Court
  Burnsville, Minnesota  55337

David B. Johnson ............................................                 86,588(4)                    7.2%
  Miller Johnson & Kuehn, Inc.
  5500 Wayzata Blvd., Suite 800
  Minneapolis, Minnesota  55416

Aaron Boxer Revocable Trust..................................                 76,072(5)                    6.3%
  c/o Miller Johnson & Kuehn, Inc.
  5500 Wayzata Blvd., Suite 800
  Minneapolis, Minnesota 55416

Peter R. Peterson ...........................................                 51,574(1)(6)                 4.3%

Peter Buonomo ...............................................                 25,000(3)(7)                 2.0%

Thomas E. Brust .............................................                 10,000(1)(8)                  *

Christopher J. Turnbull .....................................                 10,000(1)(9)                  *
All executive officers and directors as a group
(5 persons) .................................................                441,107(2)(6)(7)(8)(9)       33.8%


------------------------

*       Less than 1%.

(1)     Current director of Cardia, Inc.

(2) Includes 50,000 shares which could be purchased by Mr. Marino under stock options exercisable within sixty (60) days. Also includes 2,773 shares held by Mr. Marino's daughter, Anna M. Marino, 2,773 shares held by Mr. Marino's son, Joseph A. Marino III, and 30,000 shares held by Mr. Marino or his wife in trusts for their children, the beneficial ownership of all of such shares is disclaimed.

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

                                     CARDIA, INC.
                                     ("Registrant")


Dated: April 28, 2000                By/s/  Joseph A. Marino
                                       ---------------------
                                         Joseph A. Marino
                                         Chief Executive Officer, President,
                                         Treasurer and Chairman of the Board of
                                         Directors