Form 10QSB
period 2000-03-31
CARDIA INC
filed 2000-05-15
CIK 1074459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000.

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

            For the transition period from __________ to __________.

                          COMMISSION FILE NO. 333-68167

                                  CARDIA, INC.
                 (Name of small business issuer in its charter)

               MINNESOTA                                 41-1923885
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

             13770 FRONTIER COURT, BURNSVILLE, MINNESOTA 55337-4720 (Address of principal executive offices including zip code)

                                 (612) 997-2100
                           (Issuer's telephone number)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,200,053 shares of Common Stock (par value $0.01 per share) outstanding on April 30, 2000.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

          Condensed Balance Sheets as of March 31, 2000 (Unaudited) and
             December 31, 1999.................................................1
          Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999.............................2
          Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999..............................3
          Notes to Financial Statements (Unaudited)............................4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation...............................................5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............6


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................7

        Signatures ............................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                  CARDIA, INC.
                            CONDENSED BALANCE SHEETS

                                                                MARCH 31,      December 31,
                                                                  2000             1999
                                                              ------------     ------------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                       $    745,201     $    753,768
   Accounts receivable                                             153,468          157,466
   Note receivable                                                      --          156,602
   Inventories                                                      97,056           53,512
   Prepaid expenses                                                     --            7,430
                                                              ------------     ------------

                Total Current Assets                               995,725        1,128,778

PROPERTY AND EQUIPMENT - NET                                        79,694           63,028

INTANGIBLE ASSETS - NET                                             62,499           66,666
                                                              ------------     ------------

                                                              $  1,137,918     $  1,258,472
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                     $     37,735     $     38,981
   Accrued expenses                                                 49,364           23,787
                                                              ------------     ------------

                Total Current Liabilities                           87,099           62,768

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued or outstanding                       --               --

   Common stock, $.01 par value;
      10,000,000 shares authorized;
      1,200,053 issued and outstanding                              12,001           12,001
   Additional paid in capital                                    2,882,626        2,882,626
   Accumulated deficit                                          (1,843,808)      (1,698,923)
                                                              ------------     ------------

                                                                 1,050,819        1,195,704
                                                              ------------     ------------

                                                              $  1,137,918     $  1,258,472
                                                              ============     ============

The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Net Sales                                              $    381,628     $    203,727
Cost of sales                                                79,786          106,113
                                                       ------------     ------------
                Gross profit                                301,842           97,614

Operating Expenses
   Selling, general and administrative                      362,870          243,216
   Research and development                                  91,049           18,062
                                                       ------------     ------------

                                                            453,919          261,278
                                                       ------------     ------------

                Operating Loss                             (152,077)        (163,664)

Interest income                                               7,192               --
                                                       ------------     ------------
                NET LOSS                               $   (144,885)    $   (163,664)
                                                       ============     ============

Net loss per common share - basic and diluted          $      (0.12)    $      (0.37)
                                                       ============     ============

Weighted average common and common equivalent
   shares outstanding - basic and diluted                 1,200,053          441,666
                                                       ============     ============



The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
Cash flows from operating activities:

     Net loss                                                       $   (144,885)    $   (163,664)
     Adjustments to reconcile net loss to net cash
        used in operating activities:

            Depreciation and amortization                                 10,216            4,167
            Changes in Operating Accounts
               Accounts receivable                                         3,998          (20,188)
               Inventories                                               (43,544)          (1,112)
               Prepaid expenses                                            7,430            8,664
               Accounts payable                                           (1,246)         (11,703)
               Accrued liabilities                                        25,577           18,560
                                                                    ------------     ------------

                       Net cash used in operating activities            (142,454)        (165,276)

Cash flows from investing activities

     Purchase of property and equipment                                  (22,715)         (18,839)
                                                                    ------------     ------------

                       Net cash used in investing activities             (22,715)         (18,839)

Cash flows from financing activities
     Proceeds from issuance of common stock                                   --          125,000
     Advances made by Applied Biometrics, Inc.                                --          222,771
     Payments received on note receivable                                156,602               --
                                                                    ------------     ------------

                       Net cash provided by financing activities         156,602          347,771
                                                                    ------------     ------------

                       NET INCREASE (DECREASE) IN CASH
                          AND EQUIVALENTS                                 (8,567)         163,656

Cash and equivalents at beginning of period                              753,768              500
                                                                    ------------     ------------

Cash and equivalents at end of period                               $    745,201     $    164,156
                                                                    ============     ============


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Organization

Cardia, Inc. is a Minnesota corporation that develops, manufactures and markets transcatheter closure device products for the repair of certain cardiac defects. Cardia also conducts research and development as well as clinical trials for its closure devices. Future research and development activities are expected to include further improvements and continued testing of Cardia's existing technology, and investigation of modified devices for new applications. Cardia anticipates performing animal pilot trials on those devices which appear to be the most promising.

2.       Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB for 1999 previously filed with the Commission.

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Common stock equivalents, consisting of shares that might be issued upon exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in periods where losses are reported since their inclusion would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REVENUES. Revenues for the three months ended March 31, 2000 were $381,628 as compared to revenues of $203,727 for the comparable period in 1999. This increase is a result of additional sales and marketing efforts during the quarter. In October 1999, Cardia received the CE mark for its products, which allows the company to market its products throughout Europe. Currently, Cardia's revenue is derived entirely from product sales in Europe.

         GROSS PROFIT. Gross profit for the three months ended March 31, 2000 was $301,842, up from $97,614 in the same period of 1999. The gross profit percent for the three months ended March 31, 2000 was 79%, up from 48% in the same period of 1999. The increase in gross profit and gross profit percentage in 2000 can be attributed to increased revenues associated with Cardia's sales of transcatheter closure devices as well as a decrease in the cost of sales due largely to efficient manufacturing methods being implemented.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Cardia's selling, general and administrative expenses for the first three months of 2000 were $362,870, compared to $243,216 for the comparable period in 1999. The majority of these expenses are attributable to Cardia's expansion of its sales and marketing activities in 2000. These expenditures are variable and the amount spent during the remainder of 2000 will depend largely on the performance and growth of Cardia's business. Cardia does not expect to make material capital investments in plant or equipment during the remainder of 2000. However, Cardia does expect to add between two and five full-time employees during the remainder of 2000. Those additional personnel will not be added, however, unless business growth justifies additional employees.

         RESEARCH AND DEVELOPMENT. Cardia's research and development expenses for the first three months of 2000 were $91,049, compared to expenses of $18,062 during the same period of 1999. Research and development costs have increased as continued improvements and further testing of the acquired technology have taken place. In addition, Cardia has been investigating modified devices for new applications.

         NET LOSS. Cardia's net loss for the three months ended March 31, 2000 was $144,885, compared to a net loss of $163,664 for the same period of 1999. The decrease in net loss was due largely to significantly increased revenues coupled with significantly increased gross profits. These gains, however, were mostly offset by increased operating expenses as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES. Cardia's liquidity as of March 31, 2000 consisted of approximately $745,201 in cash and $153,468 in accounts receivable. Cardia's inventories were $97,056 as of March 31, 2000, compared to $53,512 as of December 31, 1999. The increase is attributable to management's estimate of required inventory to meet increased sales and marketing activities. Cardia believes that its current liquidity will be sufficient to fund operations for an estimated 12 months. Cardia intends to raise additional capital in the next 12 to 18 months through the issuance of equity or debt securities or through bank debt, or a combination of these means; however, no assurance can be given that Cardia will be able to obtain additional financing from any source at all or on terms favorable or acceptable to Cardia.

FORWARD-LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements that involve risks and uncertainties. When used in this 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements. It is not possible to foresee or identify all factors affecting Cardia's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the difficulties and obstacles inherent in obtaining market acceptance for Cardia's cardiac closure devices which are completely new products for treating cardiac defects and designed to serve as an alternative to open heart surgery, the traditional treatment for such defects; (ii) the potential liability risks inherent in the use of implantable medical devices and Cardia's inability to be assured that the products liability insurance coverage it maintains will provide adequate coverage against such potential liabilities;
(iii) the challenges and uncertainties associated with the lengthy and costly regulatory clearance processes and ongoing compliance with the extensive requirements of the United States Food and Drug Administration and foreign governments with respect to implantable medical devices; (iv) the risks and difficulties associated with developing international markets for Cardia's products; (v) the fact that Cardia is an early stage company with limited financial resources and an accumulated deficit of $1,843,808, and there can be no assurance that required additional capital will be available to Cardia on acceptable terms, if at all; and (vi) the lack of a current public market for Cardia's common stock and an inability of the company to provide any assurance that an active trading market will ever develop or, if developed, will be sustained.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cardia's management believes that the market risk association with its market risk sensitive instruments as of March 31, 2000 is not material, and therefore, disclosure is not required.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS

           The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

           Exhibit 27. Financial Data Schedule

    (b)    REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2000.


                                       CARDIA, INC.


                                       By  /s/ Joseph A. Marino
                                          --------------------------------
                                          Joseph A. Marino
                                          Chief Executive Officer,
                                          President, and Treasurer