Form 10QSB
period 2000-06-30
CARDIA INC
filed 2000-08-11
CIK 1074459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                  For the transition period from ____________ to ____________.

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

                                 (952) 997-2100
                           (Issuer's telephone number)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,202,553 shares of Common Stock (par value $0.01 per share) outstanding on July 31, 2000.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Balance Sheets as of June 30, 2000 (Unaudited) and
           December 31, 1999...................................................1
        Condensed Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (Unaudited).....................2
        Condensed Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999 (Unaudited)..................................3
        Notes to Financial Statements (Unaudited)..............................4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................5

Item 3. Quantitative and Qualitative Disclosures About Market Risk
           and Results of Operations...........................................7



                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders....................8

Item 5. Other Information......................................................8

Item 6. Exhibits and Reports on Form 8-K.......................................8

        Signatures.............................................................9

                                  CARDIA, INC.
                            CONDENSED BALANCE SHEETS

                                                                     JUNE 30,       DECEMBER 31,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and equivalents                                           $    334,400     $    753,768
    Accounts receivable                                                 224,188          157,466
    Note Receivable                                                          --          156,602
    Inventories                                                         131,484           53,512
    Prepaid expenses                                                     16,531            7,430
                                                                   ------------     ------------
                Total Current Assets                                    706,603        1,128,778

PROPERTY AND EQUIPMENT - NET                                            113,648           63,028

INTANGIBLE ASSETS - NET                                                  58,332           66,666
                                                                   ------------     ------------

                                                                   $    878,583     $  1,258,472
                                                                   ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                         $     43,015     $     38,981
    Accrued expenses                                                     43,396           23,787
                                                                   ------------     ------------
                Total Current Liabilities                                86,411           62,768

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                           --               --
    Common stock, $.01 par value; 10,000,000 shares authorized;
       1,202,553 issued and outstanding at June 30, 2000;
       1,200,053 issued and outstanding at December 31, 1999             12,026           12,001
    Additional paid in capital                                        2,885,101        2,882,626
    Accumulated deficit                                              (2,104,955)      (1,698,923)
                                                                   ------------     ------------
                                                                        792,172        1,195,704
                                                                   ------------     ------------

                                                                   $    878,583     $  1,258,472
                                                                   ============     ============


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Net Sales                                        $    314,710     $    240,275     $    696,338     $    444,003
Cost of sales                                          43,405           21,898          123,191          128,011
                                                 ------------     ------------     ------------     ------------
             Gross profit                             271,305          218,377          573,147          315,992


Operating Expenses
   Selling, general and administrative                479,084          281,466          841,954          524,683
   Research and development                            56,173               --          147,222           18,062
                                                 ------------     ------------     ------------     ------------
                                                      535,257          281,466          989,176          542,745
                                                 ------------     ------------     ------------     ------------

             Operating Loss                          (263,952)         (63,089)        (416,029)        (226,753)

Interest income                                         2,805               --            9,997               --
                                                 ------------     ------------     ------------     ------------

             NET LOSS                            $   (261,147)    $    (63,089)    $   (406,032)    $   (226,753)
                                                 ============     ============     ============     ============

Net loss per common share - basic and diluted    $      (0.22)    $      (0.07)    $      (0.34)    $      (0.33)
                                                 ============     ============     ============     ============

Weighted average common and common equivalent
   shares outstanding - basic and diluted           1,201,124          939,960        1,200,589          690,613
                                                 ============     ============     ============     ============


The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Cash flows from operating activities:
      Net loss                                                     $   (406,032)    $   (226,753)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                22,639           13,090
            Changes in Operating Accounts
                 Accounts receivable                                    (66,722)         (50,114)
                 Inventories                                            (77,972)          12,688
                 Prepaid expenses                                        (9,101)          10,011
                 Accounts payable                                         4,034          (40,959)
                 Accrued liabilities                                     19,609             (421)
                                                                   ------------     ------------
                      Net cash used in operating activities            (513,545)        (282,458)

Cash flows from investing activities
      Purchase of property and equipment                                (64,925)         (81,528)
                                                                   ------------     ------------
                      Net cash used in investing activities             (64,925)         (81,528)

Cash flows from financing activities
      Proceeds from issuance of common stock                              2,500          625,000
      Advances made by Applied Biometrics, Inc.                              --          222,771
      Payments received on note receivable                              156,602               --
                                                                   ------------     ------------
                      Net cash provided by financing activities         159,102          847,771

                      NET INCREASE (DECREASE) IN CASH
                         AND EQUIVALENTS                               (419,368)         483,785

Cash and equivalents at beginning of year                               753,768              500
                                                                   ------------     ------------

Cash and equivalents at end of period                              $    334,400     $    484,285
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

2.       Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB previously filed with the Commission.

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares and common share equivalents, when dilutive. Common stock equivalents, consisting of shares that might be issued upon exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REVENUES Net sales for the second quarter of 2000 were $314,710 compared to $240,275 for the same quarter in 1999 and were $696,338 for the six months ended June 30, 2000 as compared to revenues of $444,003 for the comparable period in 1999. This increase is a result of additional sales and marketing efforts. In October 1999, Cardia received the CE mark for its products, which allows the company to market its products throughout Europe. Currently, Cardia's revenue is derived entirely from product sales in Europe.

         GROSS PROFIT Gross profit for the second quarter of 2000 was $271,305 compared to $218,377 for the second quarter in 1999 and was $573,147 for the six months ended June 30, 2000, up from $315,992 in the same period of 1999. The gross profit percent for the second quarter 2000 was 86% for the second quarter of 2000 compared to 91% for the same period in 1999. For the six months ended June 30, 2000, gross profit was 82%, up from 71% in the same period of 1999. The increase in gross profit and gross profit percentage for the first six months of 2000 as compared to the first six months of 1999 can be primarily attributed to increased revenues associated with its sales of transcatheter closure devices as well as more efficient manufacturing methods being implemented. The decrease in gross profit percentage during the second quarter of 2000 as compared to the second quarter of 1999 can be primarily attributed to increased expenditures associated with the addition of additional manufacturing personnel.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Cardia's selling, general and administrative expenses for the second quarter of 2000 were $479,084 as compared to $281,466 for the second quarter of 1999 and were $841,954 for the first six months of 2000 compared to $524,683 for the same period in 1999. The majority of these expenses are attributable to Cardia's expansion of its sales and marketing activities in 2000. These expenditures are variable and the amount spent during the remainder of 2000 will depend largely on the performance and growth of Cardia's business. Cardia does not expect to make material capital investments in plant or equipment during the remainder of 2000. However, Cardia does expect to add between two and five full-time employees during the remainder of 2000. Additional personnel will only be added in those areas where any growth may require their addition.

         RESEARCH AND DEVELOPMENT Cardia's research and development expenses for the second quarter of 2000 were $56,173 as compared to no expense for the same period in 1999 and were $147,222 for the first six months of 2000 compared to $18,062 during the same period of 1999. Research and development costs have increased as continued improvements and further testing of the acquired technology have taken place. In addition, Cardia has been investigating modified devices for new applications.

         NET LOSS Cardia's net loss for the second quarter of 2000 was $261,147 compared to $63,089 for the comparable period in 1999 and was $406,032 for the six months ended June 30, 2000 compared to a net loss of $226,753 for the same period of

1999. The increase in net loss for the comparative periods was due largely to an increase in sales and marketing expenses during the period.

         LIQUIDITY AND CAPITAL RESOURCES Cardia's liquidity as of June 30, 2000 consisted of approximately $334,400 in cash and $224,188 in accounts receivable. Cardia's inventories were $131,484 as of June 30, 2000 compared to $53,512 as of December 31, 1999. The increase is attributable to management's estimate of required inventory to meet increased sales and marketing activities. Based upon anticipated cash flow from operations, Cardia believes that its current liquidity will be sufficient to fund operations for an estimated 12 months. There can be no assurance, however, that the company will not require funds sooner than expected if operating costs are higher, or revenues are lower, than expected. Cardia may raise additional capital in the future through the issuance of equity or debt securities or through bank debt, or a combination of these means; however, no assurance can be given that Cardia will be able to obtain additional financing if needed from any source at all or on terms favorable or acceptable to Cardia.


FORWARD-LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements that involve risks and uncertainties. When used in this 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements. It is not possible to foresee or identify all factors affecting Cardia's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the difficulties and obstacles inherent in obtaining market acceptance for Cardia's cardiac closure devices which are completely new products for treating cardiac defects and designed to serve as an alternative to open heart surgery, the traditional treatment for such defects; (ii) the potential liability risks inherent in the use of implantable medical devices and Cardia's inability to be assured that the product's liability insurance coverage it maintains will provide adequate coverage against such potential liabilities;
(iii) the challenges and uncertainties associated with the lengthy and costly regulatory clearance processes and ongoing compliance with the extensive requirements of the United States Food and Drug Administration and foreign governments; (iv) the risks and difficulties associated with developing international markets for Cardia's products; (v) the fact that Cardia is an early stage company with limited financial resources and an accumulated deficit of ($2,104,955), and no assurance can be provided that additional capital will be available to Cardia when needed on acceptable terms, if at all; and (vi) the lack of a current public market for Cardia's common stock and an inability of the company to provide any assurance that an active trading market will ever develop or, if developed, will be sustained.

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





ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cardia's management believes that the market risk associated with its market risk sensitive instruments as of June 30, 2000 is not material, and therefore, disclosure is not required.

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 25, 2000, Cardia, Inc. held its annual meeting of shareholders. Of the 1,200,053 shares of Common Stock eligible to vote, 1,144,099 were represented in person or by proxy at the meeting and shares were voted on the following matters:

              1. The votes cast for the four (4) directors to serve until the next annual meeting of shareholders were:

              Name                       Votes For          Votes Withheld
              ----                       ---------          --------------
              Joseph A. Marino           1,127,211              16,888
              Thomas Brust               1,127,225              16,874
              Christopher Turnbull       1,126,093              18,006
              Peter R. Peterson          1,127,268              16,831

              2. The votes cast to ratify and approve the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending December 31, 2000 were:

              Votes For                  Votes Against      Votes Abstained
              ---------                  -------------      ---------------
              1,140,779                        0                3,320

ITEM 5.       OTHER INFORMATION

              Effective July 27, 2000, Peter R. Peterson resigned from the Board of Directors of the company to pursue other business interests.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     EXHIBITS

              The following exhibit is included with the Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

              Exhibit 27.  Financial Data Schedule

      (b)     REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2000.


                                            CARDIA, INC.



                                            By /s/ Joseph A. Marino
                                               ------------------------
                                               Joseph A. Marino
                                               Chief Executive Officer,
                                               President, and Treasurer