Form 10QSB
period 2000-09-30
CARDIA INC
filed 2000-11-14
CIK 1074459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000.

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: 1,202,553 shares of Common Stock (par value $0.01 per share) outstanding on October 31, 2000.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements (unaudited):

         Condensed Balance Sheets as of September 30, 2000
           and December 31, 1999...............................................1
         Condensed Statements of Operations for the three months and nine months ended September 30, 2000 and 1999.......................2
         Condensed Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999.........................................3
         Notes to Financial Statements.........................................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............7



                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K......................................8

         Signatures............................................................9

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                  CARDIA, INC.
                            CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and equivalents                                           $    218,483     $    753,768
    Accounts receivable                                                 228,150          157,466
    Note Receivable                                                          --          156,602
    Inventories                                                         113,533           53,512
    Prepaid expenses                                                      7,021            7,430
                                                                   ------------     ------------
                Total current assets                                    567,187        1,128,778

PROPERTY AND EQUIPMENT - NET                                            106,225           63,028

INTANGIBLE ASSETS - NET                                                  54,166           66,666
                                                                   ------------     ------------
                                                                   $    727,578     $  1,258,472
                                                                   ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                         $     33,237     $     38,981
    Accrued expenses                                                     39,273           23,787
                                                                   ------------     ------------
                Total current liabilities                                72,510           62,768

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                           --               --
    Common stock, $.01 par value; 10,000,000 shares authorized;
       1,202,553 issued and outstanding at September 30, 2000;
       1,200,053 issued and outstanding at December 31, 1999             12,026           12,001
    Additional paid in capital                                        2,885,101        2,882,626
    Accumulated deficit                                              (2,242,059)      (1,698,923)
                                                                   ------------     ------------
                                                                        655,068        1,195,704
                                                                   ------------     ------------
                                                                   $    727,578     $  1,258,472
                                                                   ============     ============

The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Net Sales                                        $    334,197     $    305,271     $  1,030,535     $    749,276
Cost of sales                                          91,104           21,332          214,295          149,343
                                                 ------------     ------------     ------------     ------------
             Gross profit                             243,093          283,939          816,240          599,933


Operating Expenses
   Selling, general and administrative                329,105          341,623        1,171,059          866,308
   Research and development                            53,034               --          200,256           18,062
                                                 ------------     ------------     ------------     ------------
                                                      382,139          341,623        1,371,315          884,370
                                                 ------------     ------------     ------------     ------------
             Operating loss                          (139,046)         (57,684)        (555,075)        (284,437)

Interest income                                         1,942               --           11,939               --
                                                 ------------     ------------     ------------     ------------
             Net loss                            $   (137,104)    $    (57,684)    $   (543,136)    $   (284,437)
                                                 ============     ============     ============     ============
Net loss per common share - basic and diluted    $      (0.11)    $      (0.06)    $      (0.45)    $      (0.36)
                                                 ============     ============     ============     ============
Weighted average common and common equivalent
   shares outstanding - basic and diluted           1,202,553        1,000,081        1,201,248          793,769
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Cash flows from operating activities:
      Net loss                                                     $   (543,136)    $   (284,437)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                36,550           22,759
            Changes in Operating Accounts
                 Accounts receivable                                    (70,684)         (99,242)
                 Inventories                                            (60,021)          11,702
                 Prepaid expenses                                           409           10,011
                 Accounts payable                                        (5,744)         (24,465)
                 Accrued liabilities                                     15,486             (532)
                                                                   ------------     ------------
                      Net cash used in operating activities            (627,140)        (364,204)

Cash flows from investing activities
      Purchase of property and equipment                                (67,247)         (84,053)
                                                                   ------------     ------------
                      Net cash used in investing activities             (67,247)         (84,053)

Cash flows from financing activities
      Proceeds from issuance of common stock                              2,500          625,000
      Advances made by Applied Biometrics, Inc.                              --          222,771
      Payments received on note receivable                              156,602               --
                                                                   ------------     ------------
                      Net cash provided by financing activities         159,102          847,771

                      Net increase (decrease) in cash
                         and equivalents                               (535,285)         399,514

Cash and equivalents at beginning of year                               753,768              500
                                                                   ------------     ------------
Cash and equivalents at end of period                              $    218,483     $    400,014
                                                                   ============     ============

The accompanying notes are an integral part of these statements.

                                  CARDIA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

2.       Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB previously filed with the Commission.

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the third quarter and for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of outstanding common shares and common share equivalents, when dilutive. Common stock equivalents, consisting of shares issued upon the exercise of stock options are not included in weighted-average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NET SALES: Net sales for the third quarter of 2000 were $334,197 compared to $305,271 for the same quarter in 1999 and were $1,030,535 for the nine months ended September 30, 2000 as compared to net sales of $749,276 for the comparable period in 1999. This increase is a result of additional sales and marketing efforts. However, this increase in net sales was diminished by the approximate 9% devaluation of the Euro during the quarter ending September 30, 2000. In October 1999, Cardia received the CE mark for its products, which allows the company to market its products throughout Europe. Currently, Cardia's revenue is derived entirely from product sales in Europe.

         GROSS PROFIT: Gross profit for the third quarter of 2000 was $243,093 compared to $283,939 for the third quarter in 1999 and was $816,240 for the nine months ended September 30, 2000, up from $599,933 in the same period of 1999. The gross profit percent for the third quarter 2000 was 73% compared to 93% for the same period in 1999. For the nine months ended September 30, 2000, gross profit was 79%, down slightly from 80% in the same period of 1999. The increase in gross profit for the first nine months of 2000 as compared to the first nine months of 1999 can be primarily attributed to increased revenues associated with sales of transcatheter closure devices. The decrease in gross profit during the third quarter of 2000 as compared to the third quarter of 1999 can be primarily attributed to the 9% devaluation of the Euro during the third quarter of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Cardia's selling, general and administrative expenses for the third quarter of 2000 were $329,105 as compared to $341,623 for the third quarter of 1999 and were $1,171,059 for the first nine months of 2000 compared to $866,308 for the same period in 1999. The increase in these expenses is attributable to Cardia's expansion of its sales and marketing activities in 2000. These expenditures are variable and the amount spent during the remainder of 2000 will depend largely on the performance and growth of Cardia's business. Cardia does not expect to make material capital investments in plant or equipment during the remainder of 2000. However, Cardia may add between two and three full-time employees during the remainder of 2000. Additional personnel will only be added in those areas where growth may require their addition.

         RESEARCH AND DEVELOPMENT: Cardia's research and development expenses for the third quarter of 2000 were $53,034 as compared to $0 for the same period in 1999 and were $200,256 for the first nine months of 2000 compared to $18,062 during the same period of 1999. Research and development costs have increased as continued improvements and further testing of the acquired technology have taken place. In addition, Cardia has been investigating modified devices for new applications.

         NET LOSS: Cardia's net loss for the third quarter of 2000 was $137,104 compared to $57,684 for the comparable period in 1999 and was $543,136 for the nine months ended September 30, 2000 compared to a net loss of $284,437 for the same period of 1999. The increase in net loss for the comparative periods was due largely to an increase in sales and marketing activity during the period, increased research and development activities and the further devaluation of the Euro.

         LIQUIDITY AND CAPITAL RESOURCES: Cardia's liquidity as of September 30, 2000 consisted of $218,483 in cash and $228,150 in accounts receivable compared to $753,768 in cash and $157,466 in accounts receivable as of December 31, 1999. Cardia's inventories were $113,533 as of September 30, 2000 compared to $53,512 as of December 31, 1999. The increase in inventory is attributable to management's estimate of required inventory to meet increased sales and marketing activities. Together with anticipated revenues, Cardia believes that its current liquidity will be sufficient to fund operations for an estimated twelve months. There can be no assurance, however, that the Company will not require funds sooner than expected if operating costs are higher, or revenues are lower, than expected. Cardia may raise additional capital in the future through the issuance of equity or debt securities, through bank debt, or a combination of these means. However, no assurance can be given that Cardia will be able to obtain additional financing, if needed, from any source at all or on terms favorable or acceptable to Cardia.


FORWARD-LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements that involve risks and uncertainties. When used in this 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements. It is not possible to foresee or identify all factors affecting Cardia's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the difficulties and obstacles inherent in obtaining market acceptance for Cardia's cardiac closure devices which are completely new products for treating cardiac defects and designed to serve as an alternative to open heart surgery, the traditional treatment for such defects; (ii) the potential liability risks inherent in the use of implantable medical devices and Cardia's inability to be assured that the product's liability insurance coverage it maintains will provide adequate coverage against such potential liabilities;
(iii) the challenges and uncertainties associated with the lengthy and costly regulatory clearance processes and ongoing compliance with the extensive requirements of the United States Food and Drug Administration and foreign governments; (iv) the risks and difficulties associated with developing international markets and channels of distribution for Cardia's products; (v) the fact that Cardia is a company in its early stages with limited financial resources and an accumulated deficit of ($2,242,059), and the lack of assurance that additional capital will be available to Cardia when needed on acceptable terms, if at all; (vi) the fact that all of Cardia's revenue is derived entirely from sales in Europe and is subject to fluctuations of foreign currency gains and losses that result from the strengthening and weakening of the Euro against the U.S. dollar; and (vii) the lack of a current public market for Cardia's common stock and an inability of the Company to provide any trading market for its common stock on a current basis or any assurance that an active trading market will ever develop or, if developed, will be sustained.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company experiences foreign currency gains and losses, which are reflected on the Company's income statement, due to the strengthening and weakening of the Euro against the U.S. dollar. During the third quarter of 2000, the devaluation of the Euro resulted in lower than expected revenues.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  The following exhibit is included with the Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

                  Exhibit 27. Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


                                         CARDIA, INC.



                                         By /s/ Joseph A. Marino
                                            ------------------------
                                            Joseph A. Marino
                                            Chief Executive Officer,
                                            President, and Treasurer